Form 10-K
period 1993-12-31
MEDITRUST
filed 1994-03-21
CIK 774350

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  DECEMBER 31, 1993
                        Commission file number:  0-14022
                                   MEDITRUST
             (Exact name of registrant as specified in its charter)

Massachusetts                                                                         04-6532031
- ----------------------------------------                        ----------------------------------------------------------
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
incorporation or organization)

128 Technology Center, Waltham, MA                                                       02154
- ----------------------------------------                                              -----------
(Address of principal executive offices)                                              (Zip Code)


Registrant's telephone number including area code (617) 736-1500
                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:



         Title of Each Class                             Name of Each Exchange on Which Registered
         -------------------                             -----------------------------------------
Shares of Beneficial Interest without par value                   New York Stock Exchange
9% Convertible Debentures due 2002                                New York Stock Exchange
7% Convertible Debentures due 1998                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes       x                                                  No________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ______

Aggregate market value of voting shares held by non-affiliates as of February 28, 1994: $1,083,421,000

Number of Shares of Beneficial Interest outstanding of registrant as of February 28, 1994: 33,407,993

The following documents are incorporated by reference into the indicated Part of this Form 10-K.

       Document                                                                           Part
       --------                                                                           ----
Definitive Proxy Statement for the May 26, 1994 Annual Meeting of
   Shareholders, to be filed pursuant to Regulation 14A                                   III

                                     PART I

Item 1.

                                    BUSINESS

General

       Information regarding Meditrust's business is given as of February 28, 1994.

       Meditrust (the "Company"), a real estate investment trust organized on August 6, 1985, invests in the subacute sector of the health care industry in locations throughout the United States. The objective of the Company is to enable shareholders to participate in the investment in health care related facilities held primarily for the production of income to be distributed to shareholders. In meeting this objective, the Company attempts to invest in high quality facilities that are managed by experienced operators and to achieve diversity in its property portfolio by sector of the health care industry, geographic location, operator and form of investment.

       The Company was organized to qualify, and intends to continue to operate, as a real estate investment trust in accordance with federal tax laws and regulations. So long as the Company so complies, with limited exceptions, the Company will not be taxed under federal income tax laws on that portion of its taxable income that it distributes to its shareholders. The Company has distributed, and intends to continue to distribute, substantially all of its real estate investment trust taxable income to shareholders.

       The Company currently has investments in 213 facilities, consisting of 179 long-term care facilities, 20 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, four retirement living centers and two medical office buildings. Included in the 213 facilities are four properties under construction that are expected to begin operations during the next three to twelve months. The Company's investments take the form of sale/leaseback transactions, permanent mortgage loans and development mortgage loans. The Company only enters into development mortgage loans if, upon completion of the facility, the Company's development mortgage loan is to be replaced by either a permanent mortgage loan from the Company or a sale/leaseback transaction with the Company.

       The Company's gross real estate investments increased by $206,822,000 during 1993 to $1,287,602,000 at December 31, 1993 as a result of the Company making permanent and development mortgage loans and entering into sale/leaseback transactions.

       Permanent Mortgage Loans. During 1993, the Company provided permanent mortgage financing of $181,908,000 for 26 long-term care facilities, one rehabilitation facility and one retirement living facility totaling approximately 4,300 beds and located in 13 states and for additions to four facilities having permanent mortgage loans. As of February 28, 1994, the Company was committed to provide additional financing of approximately $2,207,000 for four existing permanent mortgage loans.

       Sale/Leaseback Transactions. During 1993, the Company funded $8,000,000 for the purchase of a rehabilitation facility located in Arkansas and capitalized additional costs of $10,272,000 relating to thirteen facilities located in eight states.

       Other Transactions. During the year ended December 31, 1993, the Company entered into a series of transactions with a prior operator of certain rehabilitation and long-term care facilities financed by the Company. As a result of these transactions, the Company acquired for $99,763,000 five rehabilitation and four long-term care facilities (located in New York, Massachusetts, Michigan, New Hampshire, Wisconsin and Washington), reduced existing mortgage loans by $81,690,000, reduced a related bank participation in one of the mortgage loans by $18,073,000, acquired from the operators of certain facilities operating receivables and provided advances under a working capital line. Also in connection with these transactions, the Company leased eight of these facilities to four different operators and entered into a management agreement for the remaining facility.

       During 1993, the Company acquired a psychiatric facility in Texas for an amount equal to its existing mortgage loan of $6,803,000 and entered into a lease transaction with one of its existing operators.

       Also during 1993, the Company reduced its real estate investments by $34,978,000 from the sale of a long-term care facility located in Washington and from the prepayment of permanent mortgage loans on five long-term care facilities located in Massachusetts and two long-term care facilities located in Connecticut. In addition, the Company collected principal payments of $4,662,000 and reduced its investment in a partnership by $178,000.

       Conversion of Development Mortgage Loans to Permanent Loans. During 1993, the Company provided ongoing development financing of $16,097,000 resulting in an aggregate funding of $33,963,000 for four long-term care facilities located in four states totaling 496 beds. Construction of these facilities was completed and development mortgage loans totaling $16,969,000 were converted to permanent mortgage loans and development mortgage loans totaling $16,994,000 were converted into sale/leaseback transactions.

       Development Mortgage Loans. During 1993, the Company provided ongoing construction financing of $12,290,000 for three long- term care facilities and for additions to two existing long-term care facilities. As of February 28, 1994, the Company is committed to provide additional financing of approximately $17,831,000 for the completion of seven facilities.

       Financings. In February 1993, the Company completed the sale of 3,277,500 Shares at $30.625 per Share and issued $92,120,000 of 7% convertible debentures due 1998. The Company used the proceeds to repay short-term borrowings and for investments in additional health care facilities.

       In November 1993, the Company issued $86,250,000 of 6 7/8% convertible debentures due 1998. The Company used the proceeds to repay short-term borrowings and for investments in additional health care facilities.

       The Company may raise additional capital from public or private sources and invest in additional health care related facilities.

INVESTMENT AND OTHER POLICIES

General

       The Company invests in income-producing health care related facilities which may include long-term care facilities, rehabilitation hospitals, alcohol and substance abuse treatment facilities, psychiatric hospitals, retirement living facilities, medical office buildings and other health care related facilities. These investments are made primarily for the production of income. Because the Company invests in health care related facilities, the Company is not in a position to diversify its investment portfolio to include assets selected to reduce the risks associated with investment in improved real estate in a single industry. However, the Company intends to continue to diversify its portfolio by broadening its geographic base, providing financing to more operators, diversifying the type of health care facilities in its portfolio and diversifying the types of financing methods provided.

       In evaluating potential investments, the Company considers such factors as: (1) the current and anticipated cash flow and its adequacy to meet operational needs and other obligations and to provide a competitive market return on equity to the Company's shareholders; (2) the geographic area, type of property and demographic profile; (3) the location, construction quality, condition and design of the property; (4) the potential for capital appreciation, if any; (5) the growth, tax and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar health care facilities in the same or nearby communities; (7) an adequate mix of private and governmental-sponsored patients; (8) potential alternative uses of the facilities; and (9) prospects of liquidity through financing or refinancing.

       Management conducts market research and analysis for all potential investments on behalf of the Company. Management also reviews the value of the property, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources of repayment for such debt.

       The Company's Declaration of Trust places no limitations on the percentage of the Company's total assets that may be invested in any one property or joint venture or on the nature or identity of the operators of such properties. The independent Trustees of the Company, however, may establish such limitations as they deem appropriate from time to time.

       From time to time, the Company enters into senior debt transactions. The Company has no current plans to underwrite securities of other issuers. The Company has authority to offer shares of beneficial interest ("Shares") in exchange for investments which conform to its standards and to repurchase or otherwise acquire its Shares or other securities. The Company has no present plans to invest in the securities of others for the purpose of exercising control, although the Company owns interests in partnerships which own health care facilities. The Company makes loans on such terms as the Trustees may approve.

       The Company will not, without the prior approval of a majority of Trustees, including a majority of the independent Trustees of the Company, acquire from or sell to any Trustee, director, officer or employee of the Company, or any affiliate thereof, any of the assets or other property of the Company.

       The Company provides its shareholders with annual reports containing audited financial statements and quarterly reports containing unaudited financial information.

Reinvestment of Sales Proceeds

       In the event the Company sells or otherwise disposes of any of its properties, the independent Trustees will determine whether and to what extent the Company will acquire additional properties or distribute the proceeds to the shareholders.

Short-Term Investments

       The Company invests its cash in certain short-term investments during interim periods between the receipt of revenues and distributions to shareholders. Cash not invested in facilities may be invested in interest-bearing bank accounts, certificates of deposit, short-term money-market securities, short-term United States government securities, mortgage-backed securities guaranteed by the Government National Mortgage Association, mortgages insured by the Federal Housing Administration or guaranteed by the Veterans Administration, mortgage loans, mortgage loan participations, and certain other similar investments. The Company's ability to make certain of these investments may be limited by tax considerations. The Company's return on these short-term investments may be more or less than its return on real estate investments.

Borrowing Policies

       The Company may incur additional indebtedness when, in the opinion of the Trustees, it is advisable. For short-term purposes, the Company may, from time to time, negotiate lines of credit, arrange for other short-term borrowings from banks or others or issue commercial paper. The Company may arrange for long-term borrowing from banks, insurance companies, public offerings or private placements to institutional investors. Under the Company's Declaration of Trust and under documents pertaining to certain existing indebtedness, the Company is subject to various restrictions with respect to borrowings. See "Prohibited Investments and Activities."

       In addition, the Company may incur mortgage indebtedness on real estate which it has acquired through purchase, foreclosure or otherwise. When terms are deemed favorable, the Company may invest in properties subject to existing loans or mortgages. The Company also may obtain financing for unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis. There is no limitation on the number or amount of mortgages which may be placed on any one property, but overall restrictions on mortgage indebtedness are provided under documents pertaining to certain existing indebtedness.

Prohibited Investments and Activities

       The Declaration of Trust imposes certain prohibitions and restrictions on various investment practices or activities of the Company, including prohibitions against:

          (i) investing in junior mortgage loans, unless, by appraisal or other method, the Independent Trustees determine: (a) the capital investment in any such mortgage loan is adequately secured on the basis of the equity of the borrower in the property underlying such investment and of the ability of the borrower to repay the mortgage loan; or (b) such mortgage loan is a financing device entered into by the Company to establish the priority of its capital investment over the capital of others investing with the Company in a real estate project;

         (ii) allowing the aggregate borrowings of the Company to exceed 300% of the net assets of the Company, unless the Independent Trustees determine that a higher level of borrowing is appropriate;

        (iii) investing more than 10% of the Company's total assets in unimproved real property or mortgage loans with respect thereto;

         (iv) investing in commodity or commodity futures contracts other than interest rate futures used solely for hedging purposes;

          (v) issuing equity securities which are redeemable at the option of the holders thereof;

         (vi) issuing debt securities, unless the historical debt service coverage for the most recently completed fiscal year, as adjusted for known changes, is sufficient to service the higher level of debt;

        (vii) granting options or issuing warrants to purchase Shares at an exercise price or for consideration less than the fair market value of such Shares on the date of such grant or issuance;

       (viii) investing more than 1% of the assets of the Company in real estate contracts for sale, unless such real estate contracts are recordable in the chain of title; and

         (ix) acting in any way that would disqualify the Company as a real estate investment trust under the provisions of the Internal Revenue Code.

       At the Annual Meeting in May 1992, the shareholders voted to amend the Declaration of Trust by deleting all of the foregoing restrictions. The amendment remains subject to the consent of certain third party lenders.

       In addition to prohibitions and restrictions imposed by the Declaration of Trust, there are and may be, from time to time, additional restrictions imposed by debt instruments or other agreements entered into by the Company.

Policy Changes

       The prohibitions and restrictions contained in the Declaration of Trust may not be changed by the Trustees without shareholder approval. All other policies set forth herein may be changed by the Trustees without shareholder approval.

Competition

       The Company competes, primarily on the basis of price, knowledge of the industry, and flexibility of financing structure, with real estate partnerships, other real estate investment trusts, banks and other investors generally in the acquisition, leasing and financing of health care related facilities.

       The operators of the facilities compete on a local and regional basis with other operators of comparable facilities. They compete with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of the Company's facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax-exempt not-for-profit organizations.

Employees

       The Company currently employs 44 persons.

Declaration of Trust

       The Declaration of Trust of the Company provides that shareholders of the Company shall not be subject to any liability for the acts or obligations of the Company and that, as far as is practicable, each written agreement of the Company is to contain a provision to that effect. No personal liability will attach to the shareholders for claims under any contract containing such a provision in writing where adequate notice is given of such provision, except possibly in a few jurisdictions. With respect to all types of claims in such jurisdictions and with respect to tort claims, contract claims where the shareholder liability is not disavowed as described above, claims for taxes and certain statutory liabilities in other jurisdictions, a shareholder may be held personally liable to the extent that claims are not satisfied by the Company. However, the Declaration of Trust provides that, upon payment of any such liability, the shareholder will be entitled to reimbursement from the general assets of the Company. The Trustees intend to conduct the operations of the Company, with the advice of counsel, in such a way as to avoid, as far as is practicable, the ultimate liability of the shareholders of the Company. The Trustees do not intend to provide insurance covering such risks to the shareholders.


GOVERNMENT REGULATION

       Each of the Company's investments is in a health care related facility and the amount of percentage rent or additional interest, if any, which is based on the operator's gross revenues from certain of the facilities, is in most cases subject to changes in the reimbursement and license policies of federal, state and local governments. In addition, the acquisition of health care facilities is generally subject to state and local regulatory approval.

Medicare, Medicaid, Blue Cross and Other Payors

       Certain of the operators receive payments for patient care from federal Medicare programs for elderly and disabled patients, state Medicaid programs for medically indigent and cash grant patients, private insurance carriers, employers and Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients. In general, Medicare payments for psychiatric care, long-term care services and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Payments from state Medicaid programs for psychiatric care are based on reasonable costs or are at fixed rates. Long-term care facilities are generally paid by the Medicaid programs at fixed rates. Most Medicare and Medicaid payments are below retail rates. Blue Cross payments in different states and areas are based on costs, negotiated rates or retail rates.

Long-Term Care Facilities

       Regulation of long-term care facilities is exercised primarily through the licensing of such facilities. The particular agency having regulatory authority and the license qualification standards vary from state to state and, in some instances, from locality to locality. Licensure standards are constantly under review and undergo periodic revision. Governmental authorities generally have the power to review the character, competence and community standing of the operator and the financial resources and adequacy of the facility, including its plant, equipment, personnel and standards of medical care. Long-term care facilities are certified under the Medicare program and all are eligible to qualify under state Medicaid programs, although not all participate in the Medicaid programs.

Rehabilitation Hospitals

       Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements. Inpatient rehabilitation facilities are cost-reimbursed, receiving the lower of reasonable costs or reasonable charges. Typically, the fiscal intermediary pays a set rate per day based on the prior year's costs for each facility. Annual cost reports are filed with the operator's fiscal intermediary and adjustments are made, if necessary.

Alcohol and Substance Abuse Treatment Facilities

       Alcohol and substance abuse treatment facilities must comply with the licensing requirements of federal, state and local health agencies and with the requirements of municipal building codes, health codes and local fire departments. In granting and renewing a facility's license, a state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and health care staff, the quality of nursing and other services and the continuing compliance of such facility with the laws and regulations applicable to its operations.

Psychiatric Hospitals

       Psychiatric hospitals generally are subject to extensive federal, state and local legislation and regulation. Licensing for psychiatric hospitals is subject to periodic inspections regarding standards of medical care, equipment and hygiene. In addition, there are specific laws regulating civil commitment of patients and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards, such as using the least restrictive treatment, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity. Insurance reimbursement for psychiatric treatment generally is more limited than for general health care.

Medical Office Buildings

       The individual physicians, groups of physicians and health care providers which occupy medical office buildings are subject to a variety of federal, state and local regulations applicable to their specific areas of practice. Since medical office buildings may contain numerous types of medical services, a wide variety of regulations may apply. In addition, medical office buildings must comply with the requirements of municipal building codes, health codes and local fire departments.

Item 2.
                                   PROPERTIES

       The table sets forth certain information as of February 28, 1994 regarding the Company's facilities:

                                                                             Purchase Price           Annual Base Rent
                                             Number of       Number of        or Mortgage           Plus Debt Service or
Location                                    Facilities       Beds (1)          Amount (2)            Interest Payment(3)
- --------                                    ----------       ---------       --------------         --------------------
                                                                                    (dollars in thousands)
LONG-TERM CARE FACILITIES
Alabama                                         1             226            $    7,759                  $    940
Arizona                                         1             120                 2,883  (4)                  317
Colorado                                        3             427                19,209  (5)                2,305
Connecticut                                    18           2,382               129,071  (6)               15,056
Florida                                         2             330                19,432  (7)                2,149
Illinois                                       29           2,881                59,100  (8)                5,572
Indiana                                         1             145                 6,270                       706
Maryland                                        1             136                 8,494                       977
Massachusetts                                  20           3,194               187,799  (9)               21,209
Michigan                                        7             888                28,978 (10)                3,580
Missouri                                        1             186                 8,798                     1,078
New Jersey                                      4             687                27,211 (11)                2,952
Nevada                                          2             350                16,846  (4)                2,087
New York                                        3             432                49,226                     5,529
North Carolina                                  1             120                 3,164  (4)                  380
Ohio                                            5             567                23,400                     2,581
Pennsylvania                                    4             546                21,443 (12)                2,665
Pennsylvania and  New Jersey (16)              12           2,050                84,947  (4)                9,776
Rhode Island                                    1             156                 5,000  (4)                  538
Tennessee                                       2             323                11,187  (4)                1,204
Texas                                          22           1,903                41,759 (13)                3,745
Utah                                            1             120                 5,600  (4)                  461
West Virginia and Pennsylvania (16)             5             400                13,968  (4)                1,607
Wyoming                                         1             150                 5,500                       649
Various (17)                                   15           1,759                44,182  (4)                5,304
Various (18)                                   17           2,680                96,075  (4)               10,332
                                              ---       ---------            ----------                 ---------
      TOTAL LONG-TERM CARE                    179          23,158               927,301                   103,699
                                              ---       ---------            ----------                 ---------

REHABILITATION HOSPITALS
Arkansas                                        2             140                17,451                     1,999
Arizona                                         1              80                 9,965                     1,196
California                                      5             298                68,899 (14)                8,528
Kansas                                          1              80                11,649                     1,437
Louisiana                                       2             170                21,920                     2,751
Michigan                                        1              55                 7,788                       817
New Hampshire                                   1             128                11,835                     1,354
New York                                        1              30                 4,701                       493
Tennessee                                       1              60                 8,858  (4)                1,108
Texas                                           3             200                34,889                     4,344
Washington                                      1              55                 5,685                       686
Wisconsin                                       1             109                13,861                     1,619
                                              ---       ---------            ----------                 ---------
      TOTAL REHABILITATION                     20           1,405               217,501                    26,332
                                              ---       ---------            ----------                 ---------

                                                                           Purchase Price      Annual Base Rent
                                           Number of       Number of        or Mortgage      Plus Debt Service or
 Location                                 Facilities       Beds (1)          Amount (2)       Interest Payment(3)
 --------                                 ----------       --------        --------------    --------------------
                                                                                   (dollars in thousands)
ALCOHOL AND SUBSTANCE
  ABUSE TREATMENT FACILITIES

New York                                        2             354                94,000            10,058
                                              ---          ------            ----------          --------
PSYCHIATRIC HOSPITALS
Arizona                                         1             114                 8,088  (4)        1,012
California                                      1              61                 5,750               719
Louisiana                                       1              90                 8,750             1,050
New York                                        1             100                30,000             3,363
Texas                                           2             156                13,420             1,462
                                              ---          ------            ----------          --------
     TOTAL PSYCHIATRIC                          6             521                66,008             7,606
                                              ---          ------            ----------          --------
RETIREMENT LIVING FACILITIES

Colorado                                        1             215                15,820  (4)        1,701
Florida                                         1             182                10,430  (4)        1,025
Texas                                           1             424                   960 (15)          899 (15)
Wyoming                                         1             161                 9,700             1,144
                                              ---          ------            ----------          --------
     TOTAL RETIRMENT LIVING                     4             982                36,910             4,769
                                              ---          ------            ----------          --------
MEDICAL OFFICE BUILDINGS

California                                      1                                 8,201 (19)          656
Florida                                         1                                 5,023 (19)          402
                                              ---          ------            ----------          --------
     TOTAL MEDICAL OFFICE
        BUILDINGS                               2                                13,224             1,058
                                              ---          ------            ----------          --------
      TOTAL ALL FACILITIES (20)(21)           213          26,420            $1,354,944          $153,522
                                              ===          ======            ==========          ========

 (1) Based upon information provided by the operators of the facilities, the average occupancy of the Company's facilities for the year ended December 31, 1993, was as follows: long-term care facilities, 90%; rehabilitation hospitals, 54%; alcohol and substance abuse treatment facilities, 61%; psychiatric hospitals, 52%; retirement living facilities, 82%. Generally, average occupancy rates are determined by dividing the number of patient days in each period by the average number of licensed bed days during such period.

 (2) Represents purchase price or mortgage amount at February 28, 1994 for operating facilities and the estimated construction loan amount for facilities under construction. The annual base rentals/interest payments under the leases or mortgages are generally projected to be 10.0% - 12.5% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements.

 (3) Base rent excludes additional and percentage rent and interest but includes an aggregate of $6,868,000 in debt service. Additional and percentage rent and interest for the year ended December 31, 1993 was an aggregate of $8,657,000 for all of the facilities. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount.

 (4)     Permanent mortgage loans.

 (5)     Includes a permanent mortgage loan of $7,301,000.

 (6)     Includes permanent mortgage loans aggregating $69,158,000.

 (7)     Includes permanent mortgage loan of $8,432,000

 (8)     Includes a permanent mortgage loan of $50,500,000.

 (9)     Includes permanent mortgage loans of $74,292,000.

(10)     Includes permanent mortgage loans of $21,494,000.

(11)     Includes a permanent mortgage loan of $3,426,000.

(12)     Includes a permanent mortgage loan of $9,911,000.

(13)     Includes permanent mortgage loans of $36,246,000.

(14)     Includes a permanent mortgage loan of $29,911,000.

(15) Fifty percent owned by the Company. The amount shown as annual base rent represents the Company's partnership distribution received during the year ended December 31, 1993.

(16)     Represents mortgages collateralized by multi-state facilities.

(17) Represents a permanent mortgage on fifteen properties located in nine states.

(18) Represents a permanent mortgage on seventeen properties located in ten states.

(19)     Construction mortgage loan.

(20) Investments by the Company in facilities operated by The Mediplex Group, Inc., Life Care Centers of America, Inc., and Continental Medical Systems, Inc. represented 27.2%, 14.6% and 9.7%, respectively, of the Company's total assets as of February 28, 1994.

(21) The 28 facilities for which The Mediplex Group, Inc. has guaranteed the lessee's or borrower's obligations or provided working capital assurances are located in Massachusetts, Connecticut, New York, New Jersey, Florida, Michigan and Arkansas and include 22 long-term care facilities, 3 rehabilitation hospitals, 2 alcohol and substance abuse treatment facilities and 1 psychiatric hospital.

       Long-Term Care Facilities. The long-term care facilities offer restorative, rehabilitative and custodial nursing care for patients not requiring more extensive and sophisticated treatment available at acute care hospitals. The facilities are designed to provide custodial care and to supplement hospital care and many have transfer agreements with one or more acute care hospitals.

       Rehabilitation Hospitals. The rehabilitation hospitals provide treatment to restore physical, psycho-social, educational, vocational and economic usefulness and independence to disabled persons. Rehabilitation concentrates on physical disabilities and impairments and utilizes a coordinated multidisciplinary team approach to help patients attain measurable goals.

       Alcohol and Substance Abuse Treatment Facilities. These facilities provide inpatient treatment for alcohol and substance abuse, including medical evaluation, detoxification and rehabilitation. Specialized programs offer treatment for adults, adolescents, families and chronic abusers.

       Psychiatric Hospitals. The psychiatric hospitals offer comprehensive, multidisciplinary adult, adolescent and substance abuse psychiatric programs. Patients are evaluated upon admission and an individualized treatment plan is developed. Elements of the treatment plan include individual, group and family therapy, activity therapy, educational programs and career and vocational planning.

       Retirement Living Facilities. The retirement living facilities offer specially designed residential units for active and ambulatory elderly residents and provide various ancillary services. They contain nursing facilities to provide a continuum of care. The retirement living facilities offer their residents an opportunity for an independent lifestyle with a range of social and health services.

       Medical Office Buildings. Medical office building facilities contain individual physician, physician group and other health care provider offices for the administration and treatment of patients, usually in close proximity to the general service acute care hospital to which the physicians are affiliated. The types of services provided in a medical office building may include outpatient therapy, clinics, examination facilities and the provision of other medical services in a non-hospital setting.

                                     LEASES

       Each facility (which includes the land, buildings and improvements, related easements and rights and fixtures (the "Leased Properties")), that is owned by the Company is leased to a health care provider pursuant to a long-term net lease (collectively, the "Leases") which generally contains terms as outlined below. Generally, the Leased Properties do not include major movable equipment.

       The fixed terms of the Leases generally range from 10 to 20 years and contain from two to nine five-year renewal options. Some Leases are subject to earlier termination upon the occurrence of certain contingencies described in the Lease.

       The Company's Leased Properties aggregated approximately $686,000,000 of gross real estate investments at December 31, 1993. The base rents range from approximately 10% to 15% per annum of the Company's equity investment in the Leased Properties and many may be adjusted upward during the terms of the leases to an amount equal to 300 to 500 basis points over the five-year United States Treasury securities' yield at the time of adjustment. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All Leases, except for two facilities located in New York, provide for additional rents in addition to the base rent, based on revenues exceeding specified base revenues. The rents for these two facilities are subject to periodic fixed increases. In addition, the Company typically charges a lease commitment fee at the initiation of the sale/leaseback transaction.

       Each Lease is a net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

       The obligations under the Leases are guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. Some obligations are further backed by letters of credit, security deposits or certificates of deposit from various financial institutions which cover up to one full year's lease payments and which remain in effect until the expiration of a fixed time period or the fulfillment of certain performance criteria. The Company also may obtain other credit enhancement devices similar to those it may obtain with respect to permanent mortgage loans. See "Permanent Mortgage Loans."

       With respect to two of the facilities, the Company leases the land pursuant to ground leases and in turn subleases the land to the operator of the facility. Such subleases contain substantially similar terms as the Leases.

                            PERMANENT MORTGAGE LOANS

       The Company's permanent mortgage loan program is comprised of secured loans which are structured to provide the Company with interest income, additional interest based upon the revenue growth of the operating facility, principal amortization and commitment fees. Virtually all of the approximately $589,000,000 of permanent mortgage loans as of December 31, 1993 are first mortgage loans.

       The interest rates on the Company's investments in permanent mortgage loans for operating facilities ranged from 10.0% to 13.5% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned in the revenue growth of the operating facility.

       The permanent mortgage loans for operating facilities made through December 31, 1993 are generally subject to 10-year terms that provide for a balloon payment on the outstanding principal balance at the end of the tenth year. The interest adjustment generally provides for interest to be charged at the greater of the current interest rate or 300 to 450 basis points over the five- year United States Treasury securities' yield at the time of adjustment.

       The Company generally requires a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage. For example, the Company requires one or more of the following items: (a) a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower; (b) a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property; (c) a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgaged property; (d) a pledge of all, or substantially all, of the equity interest held in the borrower; (e) cash collateral or a pledge of a certificate of deposit, for a negotiated dollar amount typically equal to at least one year's principal and interest on the loan (which cash collateral or pledge of certificate of deposit typically remains in effect until the later to occur of (i) three years after the closing of the mortgage loan or (ii) the achievement by the facility of an agreed-upon cash flow debt coverage ratio for three consecutive fiscal quarters and, in the event that after the expiration of the letter of credit or pledge of certificate of deposit, the agreed-upon financial covenants are not maintained throughout the loan term, the borrower is often required to provide the Company with cash collateral or pledge of certificate of deposit); (f) an agreement by any affiliate of the borrower or the facility to subordinate all payments due to it from the borrower to all payments due to the Company under the mortgage loan; and (g) a security interest in all of the borrower's personal property, including, in some instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans, leases or other agreements between the borrower or an affiliate of the borrower and the Company.

                           DEVELOPMENT MORTGAGE LOANS

       The Company makes development mortgage loans that by their terms convert either into sale/leaseback transactions or permanent mortgage loans upon the completion of development of the facilities. Generally, the interest rates on the outstanding balances of the Company's development mortgage loans are the greater of a base rate or 75 to 550 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the loan. The development loan period generally commences upon the funding of such loans and terminates upon the earlier of (a) the completion of development of the applicable facility or (b) a specific date. This period is generally 12 to 18 months. During the term of the development loan, funds are advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the applicable loan agreement which require a site visit prior to the advancement of funds.
Monthly payments of interest only are made on the total amount of the loan proceeds advanced during the development period.

       Since it began its development mortgage loan program in August 1987, the Company has funded the development of ten rehabilitation hospitals, six long-term care facilities and one retirement living facility. These facilities, subsequently converted into sale/leaseback transactions, represent an investment of approximately $140,606,000 as of December 31, 1993. The Company had advanced approximately $11,477,000 towards a commitment of $13,896,000 of development mortgage loans in conjunction with the development of additions to three additional long-term care facilities as of December 31, 1993. These development loans convert automatically into sale/leaseback transactions upon completion of the facility. Simultaneously with the commencement of the term of each of these development loans, the Company has generally entered into a purchase and sale and lease agreement with the borrower pursuant to which (a) the Company will purchase the facility upon completion of the development for purchase prices ranging from (i) a stated maximum price that is generally equal to the face amount of the development mortgage loan to (ii) the actual cost of developing the facility plus an amount equal to the sum of specified "soft costs" items associated with such development and (b) upon such sale the borrower will immediately lease back the facility from the Company. The base rent under the lease is established upon the conclusion of the development loan period at the greater of (i) a rate specifically agreed to at the time of the issuance of the commitment for the loan or (ii) 300 to 450 basis points over the five-year United States Treasury securities' yield at the time of adjustment. See "Leases."

       The Company has also funded since inception the development of two rehabilitation hospitals, eight long-term care facilities and one retirement living facility that were converted to permanent mortgage loans, representing an investment of approximately $104,788,000 as of December 31, 1993. The Company had advanced approximately $4,663,000 towards a total commitment of $10,335,000 of development mortgage loans in conjunction with the development of two additional long-term care facilities as of December 31, 1993. These development mortgage loans convert automatically into permanent mortgage loans upon completion of the facility and the balance, if any, of the principal amount of the loan is advanced to the borrower. The interest rate of the loans is adjusted upon their conversion to permanent status to be the greater of (i) a rate specifically agreed to at the time of the issuance of the commitment for the loan or (ii) 300 to 350 basis points over the five-year United States Treasury securities' yield at the time of adjustment. The other terms and conditions of such loans generally are substantially similar to the Company's permanent mortgage loans. See "Permanent Mortgage Loans."

       As with the Company's permanent mortgage financing program, the development mortgage loans generally include a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage. See "Permanent Mortgage Loans." During the development loan period, the Company generally requires additional security and collateral in the form of either (a) payment and performance completion bonds or (b) completion guarantees by either one, or a combination of, the borrower's parent entity, other affiliates of the borrower or one or more of the individual principals who control the borrower. In addition, prior to any advance of funds by the Company under the development mortgage loan, the borrower must provide (a) satisfactory evidence in the form of an endorsement to the Company's title insurance policy for the loan that no intervening liens have been placed on the property since the date of the Company's previous advance; (b) a certificate executed by the architect for the project that indicates that all construction work completed on the project conforms with the requirements of the applicable plans and specifications; (c) a certificate executed by the general contractor that all work requested for reimbursement by the borrower has been completed; and (d) satisfactory evidence that the funds remaining unadvanced under the loan are sufficient for the payment of all costs necessary for the completion of the project in accordance with the terms and provisions of the applicable loan agreement.

As a further safeguard during the development loan period, the Company generally will retain a portion of the loan proceeds equal to 10% of the principal loan amount until it has received satisfactory evidence that the project has been fully completed in accordance with the applicable plans and specifications and the period during which liens may be perfected with respect to any work performed, or labor or materials supplied, in connection with the construction of the project has expired. The Company also monitors the progress of the development of each project and the accuracy of the borrower's draw requests by having its own inspector perform on- site inspections of the project prior to the release of any requested funds.

Item 3.
                               LEGAL PROCEEDINGS

       NONE.

Item 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NONE.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information relative to the Company's executive officers is given as of February 28, 1994:

       Name                                Age           Position with the Company
       ----                                ---           -------------------------
       Abraham D. Gosman                   65            Chairman, Chief Executive
                                                            Officer and Trustee
       David F. Benson                     44            President and Trustee
       Michael F. Bushee                   36            Senior Vice President  of Operations
       Michael S. Benjamin                 36            Senior Vice President, Secretary
                                                            and General Counsel
       Lisa M. Pavelka                     30            Vice President and Treasurer
       Stephen H. Press                    57            Vice President of Acquisitions
       C. Michael Ford                     55            Vice President of Marketing
       Keith E. Grant                      53            Controller

       Abraham D. Gosman has been Chairman of the Company since its organization in 1985 and became Chief Executive Officer in February 1991. He had been Chief Executive Officer of A.M.A. Advisory Corp., the Company's former advisor (the "Advisor"), from June 1988 until February 1991 and President of the Advisor from its incorporation until July 1988. From August 1989 until April 12, 1991, Mr. Gosman had been Chief Executive Officer of Diamond Treatment Centers, Inc. ("Diamond") and, until he resigned in March 1991, each of its subsidiaries, which own and operate alcohol treatment facilities. On April 12, 1991, involuntary proceedings under Chapter 11 of the Federal Bankruptcy Code were filed against Diamond and each of its subsidiaries, to which filing such companies consented on April 24, 1991. Mr. Gosman was the Chief Executive Officer of The Mediplex Group, Inc. ("Mediplex"), an operator and developer of health care facilities, from its incorporation in 1983 until September 1988. After the acquisition of Mediplex in August 1990 by a company, the majority of whose stock was owned by Mr. Gosman, Mr. Gosman again assumed the position of Chief Executive Officer and Chairman of the Board of Mediplex. Mr. Gosman has been in the health care and development business for more than thirty years.

       David F. Benson has been President of the Company since September 1991 and was Treasurer of the Company from January 1986 to May 1992. He was Treasurer of Mediplex from January 1986 through June 1987. He was previously associated with Coopers & Lybrand, independent accountants, from 1979 to 1985.

       Michael F. Bushee has been Senior Vice President of Operations of the Company since October 1993. He was Vice President from December 1989 to October 1993, Director of Development from January 1988 to December 1989 and has been associated with the Company since July 1987. He was previously associated with The Stop & Shop Companies, Inc., a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants, for four years.

       Michael S. Benjamin has been Senior Vice President, Secretary and General Counsel of the Company since October 1993. He was Vice President, Secretary and General Counsel from May 1992 to October 1993, Secretary and General Counsel from December 1990 to May 1992 and Assistant Counsel to the Company from November 1989 to December 1990. His previous association was with the law firm of Brown, Rudnick, Freed & Gesmer, from 1983 to 1989.

       Lisa M. Pavelka has been Vice President of the Company since October 1993 and Treasurer since May 1992. She was Controller from December 1990 to May 1992 and Assistant Controller of the Company from November 1988 to December 1990. She was previously associated with Arthur Andersen & Co., independent accountants, from 1985 to 1988.

       Stephen H. Press has been Vice President of Acquisitions of the Company since October 1993 and previously held this position with the Company from June 1987 to December 1990. He was Vice President of Development and Regulatory Affairs for Integrated Health Services, Inc., a medical services company, from April 1991 to October 1993.

      C. Michael Ford has been Vice President of Marketing of the Company since October 1993. He previously was Chairman of the Board and Chief Executive Officer of Montpelier Corporation, a health care consulting company, from December 1990 to October 1993. He was previously associated with Charter Medical Corporation, an acute care and psychiatric hospital management company, from 1976 to 1990.

      Keith E. Grant has been Controller of the Company since May 1992. He was Director of Operations Management of the Company from January 1990 to May 1992. He was previously associated with New MediCo Holding Co., Inc., an operator of health care facilities, from September 1989 to December 1989 and Damon Corporation, a health care company, from August 1971 to August 1989.

                                    PART II
Item 5.
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

       (a) The Shares are traded on the New York Stock Exchange under the symbol MT. The following table sets forth for periods shown the high and low sale prices for the Shares as reported on the New York Stock Exchange composite tape.

                                                                High                   Low
                                                                ----                   ----
1992
       First Quarter  . . . . . . . . . .                      $31.250                 $25.500
       Second Quarter . . . . . . . . . .                       28.500                  25.375
       Third Quarter  . . . . . . . . . .                       30.000                  27.625
       Fourth Quarter . . . . . . . . . .                       31.375                  28.250
1993
       First Quarter  . . . . . . . . . .                      $34.000                 $29.125
       Second Quarter . . . . . . . . . .                       33.750                  30.250
       Third Quarter  . . . . . . . . . .                       34.625                  31.875
       Fourth Quarter . . . . . . . . . .                       34.250                  31.250

1994
       First Quarter
       (through February 28, 1994)  . . .                      $33.750                 $31.375

       (b) As of February 28, 1994, there were 3,942 holders of record of the Shares.

       (c) The Company has declared the following dividends during its two most recent fiscal years:

                                                                                Dividends
                      Period                                                Declared Per Share
                      ------                                                ------------------

Quarter Ended March 31, 1992  . . . . . . . . . . . . . .                         $ .6075
Quarter Ended June 30, 1992 . . . . . . . . . . . . . . .                           .6125
Quarter Ended September 30, 1992  . . . . . . . . . . . .                           .6175
Quarter Ended December 31, 1992 . . . . . . . . . . . . .                           .6225
                                                                                  -------
                                                                                  $2.4600
                                                                                  =======


Quarter Ended March 31, 1993  . . . . . . . . . . . . . .                         $ .6275
Quarter Ended June 30, 1993   . . . . . . . . . . . . . .                           .6325
Quarter Ended September 30, 1993  . . . . . . . . . . . .                           .6375
Quarter Ended December 31, 1993 . . . . . . . . . . . . .                           .6425
                                                                                  -------
                                                                                  $2.5400
                                                                                  =======

         The Company intends to distribute to its shareholders on a quarterly basis a majority of cash flow from operating activities available for distribution. Cash flow from operating activities available for distribution to shareholders of the Company will be derived primarily from the rental payments and interest payments derived from its real estate investments. All distributions will be made by the Company at the discretion of the Trustees and will depend on the earnings of the Company, its financial condition and such other factors as the Trustees deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts by Sections 856 to 860 of the Internal Revenue Code, the Company is required to make distributions to holders of its Shares which actually will be of at least 95% of the Company's "real estate investment trust taxable income".

Item 6.
                         SELECTED FINANCIAL INFORMATION

       The following table presents selected financial information with respect to the Company for each of the five years in the period ended December 31, 1993. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

                                                                   Year Ended December 31,
                                                 -----------------------------------------------------------
                                                 1993          1992          1991         1990          1989
                                                 ----          ----          ----         ----          ----
                                                            (In thousands except per Share data)
 OPERATING DATA:
 Revenues                                     $ 150,826     $132,394      $112,910       $89,121      $71,601
                                              ---------     --------      --------       -------      -------
 Expenses:
    Interest expense . . . . . . . . .           62,193       58,159        56,886        43,494       34,614
    Depreciation and amortization  . .           16,277       14,032        13,185        10,821        9,625
    General and administrative expenses           8,720        8,845         4,930         5,824        5,847
                                              ---------     --------      --------       -------      -------
     Total expenses  . . . . . . . . .           87,190       81,036        75,001        60,139       50,086
                                              ---------     --------      --------       -------      -------
 Net income before extraordinary item            63,636       51,358        37,909        28,982       21,515
 Loss  on prepayment of debt                  ---------     --------         3,684       -------      -------

 Net income  . . . . . . . . . . . . .        $  63,636     $ 51,358      $ 34,225       $28,982      $21,515
                                              =========     ========      ========       =======      =======
 Shares of beneficial interest
    (weighted average) . . . . . . . .           31,310       26,360        21,710        18,409       15,721

 PER SHARE DATA:
 Net income before extraordinary item             $2.03        $1.95         $1.75         $1.57        $1.37
 Net income  . . . . . . . . . . . . .             2.03         1.95          1.58          1.57         1.37

 Dividends paid(1) . . . . . . . . . .             2.54         2.46          2.38          2.33         2.09


                                                                         December 31,
                                                 -----------------------------------------------------------
                                                 1993          1992          1991         1990          1989
                                                 ----          ----          ----         ----          ----
                                                                        (in Thousands)
 BALANCE SHEET DATA:
 Real estate investments, net  . . . .        $ 1,214,308    $1,021,630    $842,518      $746,517    $647,104
 Total assets  . . . . . . . . . . . .          1,310,401     1,094,941     928,254       821,741     681,638
 Long-term obligations . . . . . . . .            658,245       606,585     463,695       512,010     417,039
 Total liabilities . . . . . . . . . .            724,606       663,458     500,736       548,378     459,885
 Total shareholders' equity  . . . . .            585,795       431,483     427,518       273,363     221,753




(1) Dividends, used in this context, include distributions in excess of current or accumulated net income.

Item 7.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Year Ended December 31, 1993  vs. Year Ended December 31, 1992

      Revenues for the year ended December 31, 1993 were $150,826,000 compared to $132,394,000 for the year ended December 31, 1992, an increase of $18,432,000 or 14%. Revenue growth resulted from increased rental income of $10,776,000 and increased interest income of $7,656,000 as a result of additional real estate investments made during the past year.

      For the year ended December 31, 1993, total expenses increased by $6,154,000. Interest expense increased by $4,034,000 and resulted primarily from the issuance of convertible debentures in February and November 1993 which was partially offset by the prepayment of senior debt in December 1992. Depreciation and amortization increased by $2,245,000 primarily due to depreciation of the additional real estate investments made during the past year. Other expenses decreased by $125,000 principally attributable to lower administrative expenses.

Year Ended December 31, 1992 vs. Year Ended December 31, 1991

       Revenues for the year ended December 31, 1992 were $132,394,000 compared to $112,910,000 for the year ended December 31, 1991, an increase of $19,484,000 or 17%. This increase is primarily the result of increased interest income of $19,259,000 from additional mortgage investments made during the year. Additional rent and interest increased approximately $2,222,000 or 41% from $5,399,000 in 1991 to $7,621,000 in 1992. Interest earned on investments decreased in 1992 by $3,005,000 resulting from a higher level of investment cash available from an equity offering in the second quarter of 1991. Other revenues increased by approximately $1,008,000.

       For the year ended December 31, 1992, total expenses increased $6,035,000. Interest expense increased by $1,273,000, resulting from the issuance of $100,000,000 of convertible debentures in April 1992 and was partially offset by the secured debt prepayment of $57,000,000 in December 1991. Depreciation and amortization increased by $847,000, principally due to increased amortization expense of other assets. Other expenses increased by $3,915,000, principally due to a higher level of operating costs associated with the portfolio growth and the issuance of Shares for executive compensation, a non-cash expense of $1,220,000.

Liquidity and Capital Resources

       The Company provides funding for its investments through a combination of long-term and short-term financing including both debt and equity. The Company obtains long-term financing through the issuance of Shares, the issuance of long-term secured and unsecured notes, the issuance of convertible debentures and the assumption of mortgage notes. The Company obtains short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. It is the Company's objective to match the mortgage and lease terms with the terms of its borrowings. The Company seeks to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development mortgage loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

       In February 1993, the Company completed the sale of 3,277,500 Shares at $30.63 per Share and issued $92,120,000 of 7% convertible debentures due 1998. The Company used the proceeds to repay short-term borrowings and for investments in additional health care facilities.

       In November 1993, the Company issued $86,250,000 of 6 7/8% convertible debentures due 1998. The Company used the proceeds to repay short-term borrowings and for investments in additional health care facilities.

       As of February 28, 1994, the Company's gross real estate investments totaled approximately $1,338,599,000 including 179 long- term care facilities, 20 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, three retirement living facilities and two medical office buildings. The Company has shareholders' equity of approximately $590,313,000 and a total debt to equity ratio of approximately
1.2 to 1.0 as of February 28, 1994.

       The Company has an unsecured line of credit of $130,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.5%, of which $16,000,000 is available at February 28, 1994. As of February 28, 1994, the Company had outstanding funding commitments of approximately $20,038,000 for the completion of four facilities under construction and for additions to seven existing facilities.

       The Company believes that its various sources of capital resources are adequate to finance its operations as well as pending property acquisitions, mortgage financings and future dividends. For the balance of 1994, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of shares of beneficial interest or by the issuance of additional long-term debt.

Item 8.

                            FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . .                     F-2


Financial Statements
- --------------------

Consolidated Balance Sheets as of December 31, 1993 and  1992 . . . . . . . . . .                     F-3


Consolidated Statements of Income for the years ended
      December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . .                     F-4


Consolidated Statements of Changes in Shareholders'
      Equity for the years ended December 31, 1993, 1992 and 1991   . . . . . . .                     F-5


Consolidated Statements of Cash Flows for the years ended
      December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . .                     F-6


Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .                     F-8


Financial Statement Schedules
- -----------------------------

Report of Independent Accountants on Financial Statement Schedules  . . . . . . .                     S-1

VIII.   Valuation and Qualifying Accounts   . . . . . . . . . . . . . . . . . . . .                   S-2

  XI.   Real Estate and Accumulated Depreciation  . . . . . . . . . . . . . . . . .                   S-3

 XII.   Mortgage Loans on Real Estate   . . . . . . . . . . . . . . . . . . . . . .                   S-6

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Trustees of Meditrust:

       We have audited the accompanying consolidated balance sheets of Meditrust as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meditrust at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND
Boston, Massachusetts
March 10, 1994

                                   MEDITRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                             -------------------------------
                                                                               1993                   1992
                                                                             --------               --------
                                                                                     (In thousands)
                                                                ASSETS
Real estate investments:
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . .                $   48,257           $   42,836
   Buildings and improvements, net of
       accumulated depreciation of $73,294
       and $59,150, respectively (Notes 3 and 6)  . . . . . .                   564,345              446,978
   Real estate mortgages (Note 4)   . . . . . . . . . . . . .                   601,706              531,816
                                                                             ----------           ----------
         Total real estate investments  . . . . . . . . . . .                 1,214,308            1,021,630
Other assets, net . . . . . . . . . . . . . . . . . . . . . .                    66,862               36,551
Short-term cash investments . . . . . . . . . . . . . . . . .                    16,306               24,858
Fees, interest and other receivables (Note 7) . . . . . . . .                    12,925               11,902
                                                                             ----------           ----------

         Total assets . . . . . . . . . . . . . . . . . . . .                $1,310,401           $1,094,941
                                                                             ==========           ==========

                                                  LIABILITIES & SHAREHOLDERS' EQUITY

Indebtedness (Note 6):
  Senior unsecured notes payable, net   . . . . . . . . . . .                $  297,155           $  296,476
  Senior mortgage notes payable, net  . . . . . . . . . . . .                    31,804               75,167
  Convertible debentures, net   . . . . . . . . . . . . . . .                   199,822               93,356
  Bank notes payable, net   . . . . . . . . . . . . . . . . .                    69,375               80,780
  Bonds and mortgages payable, net  . . . . . . . . . . . . .                    60,089               60,806
                                                                             ----------           ----------
         Total indebtedness . . . . . . . . . . . . . . . . .                   658,245              606,585
Deferred income . . . . . . . . . . . . . . . . . . . . . . .                    14,468               14,910
Accrued expenses and other liabilities  . . . . . . . . . . .                    51,893               41,963
                                                                             ----------           ----------
         Total liabilities  . . . . . . . . . . . . . . . . .                   724,606              663,458
                                                                             ----------           ----------
Commitments and contingencies (Note 4)
Shareholders' equity (Notes 5, 6 and 12):
    Shares of Beneficial Interest without par value:
      Unlimited Shares authorized; 32,836
       and 26,767 Shares issued and
       outstanding in 1993 and 1992, respectively   . . . . .                   666,220             497,222
    Distributions in excess of net income   . . . . . . . . .                   (80,425)            (65,739)
                                                                             ----------           ---------
         Total shareholders' equity . . . . . . . . . . . . .                   585,795             431,483
                                                                             ----------           ---------

         Total liabilities and shareholders' equity . . . . .                $1,310,401          $1,094,941
                                                                             ==========           =========

The accompanying notes are an integral part of these financial statements.

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                 For The Year Ended December 31,
                                                          ----------------------------------------------
                                                             1993            1992              1991
                                                          -----------     -----------      -------------
                                                            (In thousands except per Share data)
Revenues:
   Rental income (Note 7)   . . . . . . . . . . .        $  80,455         $ 69,679         $ 68,628
   Interest income  . . . . . . . . . . . . . . .           70,371           62,715           44,282
                                                         ---------         --------         --------

               Total revenues   . . . . . . . . .          150,826          132,394          112,910
                                                         ---------         --------         --------

Expenses:
   Interest expense   . . . . . . . . . . . . . .           62,193           58,159           56,886
   Depreciation and amortization  . . . . . . . .           16,277           14,032           13,185
   General and administrative (Note 7)  . . . . .            8,720            8,845            4,930
                                                         ---------         --------         --------

               Total expenses   . . . . . . . . .           87,190           81,036           75,001
                                                         ---------         --------         --------

Net income before extraordinary item  . . . . . .           63,636           51,358           37,909

Loss on prepayment of debt (Note 6)   . . . . . .                                             3,684
                                                         ---------         --------         --------

Net income  . . . . . . . . . . . . . . . . . . .        $  63,636         $ 51,358         $ 34,225
                                                         =========         ========         ========

Net income before extraordinary item per Share
   of Beneficial Interest   . . . . . . . . . . .        $    2.03         $   1.95         $   1.75
Net income per Share of Beneficial Interest . . .             2.03             1.95             1.58
Weighted average Shares of Beneficial
   Interest outstanding . . . . . . . . . . . . .           31,310           26,360           21,710





The accompanying notes are an integral part of these financial statements.

                                   MEDITRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             Shares           Amount
                                                                           ---------       ------------
                                                                                   (In thousands
                                                                               except per Share data)

Balance, December 31, 1990  . . . . . . . . . . . . . . . . . . . . .       18,722            $273,363
Proceeds from issuance of Shares of Beneficial
   Interest, net of offering costs of $6,089  . . . . . . . . . . . .        6,880             161,604
Issuance of Shares of Beneficial Interest for
   purchase of A.M.A. Advisory Corp. (Note 7)   . . . . . . . . . . .          342               8,005
1991 Dividends paid during 1991 ($2.38 per Share) . . . . . . . . . .                          (49,679)
Net income for the year ended December 31, 1991   . . . . . . . . . .                           34,225
                                                                            ------            --------
Balance, December 31, 1991  . . . . . . . . . . . . . . . . . . . . .       25,944             427,518

Issuance of Shares of Beneficial Interest associated with:
   Conversion of debentures . . . . . . . . . . . . . . . . . . . . .          114               3,075
   Exercise of warrants . . . . . . . . . . . . . . . . . . . . . . .          486               9,712
   Employee compensation  . . . . . . . . . . . . . . . . . . . . . .          223               4,750
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              (86)
1992 Dividends paid during 1992 ($2.46 per Share) . . . . . . . . . .                          (64,844)
Net income for the year ended December 31, 1992 . . . . . . . . . . .                           51,358
                                                                            ------            --------
Balance, December 31, 1992  . . . . . . . . . . . . . . . . . . . . .       26,767             431,483

Proceeds from issuance of Shares of Beneficial
   Interest, net of offering costs of $5,135  . . . . . . . . . .            3,277              95,239
Issuance of Shares of Beneficial Interest associated with:
   Conversion of debentures, net of unamortized issue costs of $2,414        2,508              67,263
   Exercise of warrants . . . . . . . . . . . . . . . . . . . . .              182               3,646
   Employee compensation  . . . . . . . . . . . . . . . . . . . .              102               2,851
1993 Dividends paid during 1993 ($2.54 per Share) . . . . . . . .                              (78,323)
Net income for the year ended December 31, 1993 . . . . . . . . .                               63,636
                                                                            ------            --------
Balance, December 31, 1993  . . . . . . . . . . . . . . . . . . .           32,836            $585,795
                                                                            ======            ========





The accompanying notes are an integral part of these financial statements.

                                   MEDITRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For The Year Ended December 31,
                                                                  ---------------------------------------
                                                                    1993           1992            1991
                                                                  --------       --------        --------
                                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . .          $   63,636    $ 51,358        $34,225
    Depreciation, amortization and provision for
       losses   . . . . . . . . . . . . . . . . . . . . .              28,422      16,020         14,982
    Gain on sale of real estate and mortgage
       prepayments  . . . . . . . . . . . . . . . . . . .              (8,005)
    Loss on prepayment of debt  . . . . . . . . . . . . .                                          3,684
    Other items, net  . . . . . . . . . . . . . . . . . .                 778         564          1,059
                                                                   ----------    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  AVAILABLE FOR DISTRIBUTION  . . . . . . . . . . . . . .              84,831      67,942         53,950
    Net change in other assets and liabilities (Note 2) .              (5,540)      7,916         (9,656)
                                                                    ---------    --------       --------
         Net cash provided by operating activities  . . .              79,291      75,858         44,294
                                                                   ----------    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible debentures  . . . . . . . .             178,370     100,000
    Proceeds from bank notes  . . . . . . . . . . . . . .             100,000      75,000
    Payment of senior mortgage notes payable  . . . . . .             (43,800)    (32,600)       (57,200)
    Debt prepayment and issuance costs  . . . . . . . . .              (5,483)     (4,541)        (4,338)
    Payments of bank note payable   . . . . . . . . . . .            (130,000)
    Proceeds from bonds and mortgages payable....   . . .                                          8,300
    Principal payments on bonds and mortgages payable   .                (868)       (662)          (560)
    Distributions to shareholders   . . . . . . . . . . .             (78,323)    (64,844)       (49,679)
    Proceeds from equity offering   . . . . . . . . . . .             100,374                    166,244
    Equity offering costs   . . . . . . . . . . . . . . .              (5,135)        (97)        (6,089)
    Proceeds from warrant conversions and stock options                 5,671      13,253          1,449
                                                                   ----------    --------       --------
         Net cash provided by financing activities  . . .             120,806      85,509         58,127
                                                                   ----------    --------       --------






The accompanying notes are an integral part of these financial statements.

                                   MEDITRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                                       For The Year Ended December 31,
                                                                  --------------------------------------
                                                                    1993            1992           1991
                                                                  -------         --------       --------
                                                                              (In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate   . . . . . . . . . . .             $ (18,272)     $  (6,520)      $(15,886)
   Investment in real estate mortgages and
      development funding   . . . . . . . . . . . . .              (210,295)      (208,092)      (135,933)
   Prepayment proceeds and principal payments on real
      estate mortgages and note   . . . . . . . . . .                42,045         27,228          3,200
   Proceeds from sale of real estate  . . . . . . . .                 5,194
   Repayment of construction loan advances  . . . . .                                              41,053
   Acquisition of receivables and working
      capital advances  . . . . . . . . . . . . . . .               (47,153)
   Collection of receivables and repayment of working
      capital advances  . . . . . . . . . . . . . . .                19,832
   Decrease in committed funds.   . . . . . . . . . .                               33,958          8,416
                                                                  ---------       --------       --------
            Net cash used in investing activities . .              (208,649)      (153,426)       (99,150)
                                                                  ---------       --------       --------
            Net (decrease) increase in
              short-term cash investments . . . . . .                (8,552)         7,941          3,271
   Short-term cash investments at:
     Beginning of year  . . . . . . . . . . . . . . .                24,858         16,917         13,646
                                                                  ---------       --------       --------
     End of year  . . . . . . . . . . . . . . . . . .             $  16,306       $ 24,858       $ 16,917
                                                                  =========       ========       ========

Supplemental disclosure of cash flow information:
Interest paid during the period . . . . . . . . . . .             $  59,746       $ 51,600       $ 55,383
Non-cash investing and financing transactions:
    Acquisition and lease of real estate:
     Value of real estate acquired  . . . . . . . . .               106,566         22,500
     Reduction of real estate mortgage  . . . . . . .               (88,493)       (15,843)
     Issuance of demand note payable  . . . . . . . .               (18,073)        (6,657)
   Shares issued for:
     Purchase of A.M.A. Advisory Corp.  . . . . . . .                                               8,005
     Executive compensation   . . . . . . . . . . . .                   826          1,220
     Conversion of debentures   . . . . . . . . . . .                69,677          3,075


The accompanying notes are an integral part of these financial statements.

                             MEDITRUST
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES

      Meditrust (the "Company"), a real estate investment trust, invests in the sub-acute sector of the health care industry, including long-term care facilities, rehabilitation hospitals, and other sub-acute health care related facilities. These facilities are located throughout the United States and are operated by regional and national health care providers. The Company's more significant accounting policies follow:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority- owned partnerships after the elimination of all significant intercompany accounts and transactions. The Company uses the equity method of accounting for its 50% ownership in a limited partnership.

Real Estate Investments

      Land, buildings and improvements are stated at cost. Depreciation is provided for on a straight-line basis over 40 years, the expected useful lives of the buildings and improvements. The Company provides reserves for potential losses based upon management's periodic review of its portfolio and such reserves are included in accrued expenses and other liabilities.

Capitalization of Construction Period Interest

      The Company capitalizes interest costs associated with funds used to finance the construction of facilities. The amount capitalized is based upon the borrowings outstanding during the construction period using the rate of interest which approximates the Company's cost of financing.

Short-term Cash Investments

      Short-term cash investments consist of certificates of deposit and other investments with less than 90-day maturities at time of purchase and are stated at cost which approximates fair value.

Other Assets

      Other assets includes cash restricted for specified disbursement in accordance with certain facility acquisitions and mortgage financings. The corresponding liabilities are reflected in accrued expenses and other liabilities.

       Other assets also includes goodwill associated with the acquisition of the Company's previous investment advisor which is being amortized on a straight-line basis over a ten year period and facilities' operating receivables and working capital advances.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued



Debt Issuance Costs

       Debt issuance costs have been deferred and are being amortized using primarily the effective interest method over the term of the related borrowings.

Revenue Recognition

       Rental income from operating leases is recognized as earned over the life of the lease agreements. Interest income on real estate mortgages is recognized on the accrual basis. Deferred income consists principally of fees which are being amortized over the fixed term of the lease, construction period or mortgage related to such facilities.

Net Income Per Share

       Net income per Share of Beneficial Interest ("Shares") is computed using the weighted average number of Shares outstanding during the year of computation.

Income Taxes

       The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and believes it has met all the requirements for qualification as such. Accordingly, the Company will not be subject to federal income taxes on amounts distributed to shareholders, provided it distributes annually at least 95% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a real estate investment trust. Therefore, no provision for federal income taxes is believed necessary in the financial statements.

Reclassifications

       Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the current year's presentation.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

2.    SUPPLEMENTAL CASH FLOW INFORMATION

      Details of net change in other assets and liabilities (excluding non-cash items, deferred income recognized in excess of cash received and changes in restricted cash and related liabilities) follow:

                                                                For The Year Ended December 31,
                                                            --------------------------------------
                                                              1993              1992            1991
                                                            --------         ---------        ---------
                                                                         (In thousands)
Increase in fees, interest and
  other receivables . . . . . . . . . . . . . . . .         $(1,705)         $(3,904)         $ (6,157)
Increase in other  assets . . . . . . . . . . . . .          (1,630)             (83)           (7,144)
Increase in deferred income . . . . . . . . . . . .               2            2,314             4,122
Increase (decrease) in accrued
  expenses and other liabilities  . . . . . . . .            (2,207)           9,589              (477)
                                                           --------           ------          ---------
                                                           $(5,540)           $7,916          $ (9,656)
                                                           ========           ======          =========

3.     REAL ESTATE INVESTMENTS

       During 1993, the Company funded $8,000,000 for the purchase of a rehabilitation facility located in Arkansas and capitalized additional costs of
$10,272,000 relating to thirteen facilities located in eight states.   Also
during 1993, the Company received proceeds of $5,194,000 from the sale of a long-term care facility located in Washington.

       Depreciation of real estate amounted to $14,548,000, $12,250,000 and $11,992,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

       Minority interest in the equity of the majority-owned (94%) partnerships relating to the Company's investment in seven rehabilitation facilities is $2,661,000 and $2,686,000 as of December 31, 1993 and 1992 and is included in accrued expenses and other liabilities in the consolidated financial statements.

4.     REAL ESTATE MORTGAGES

       During 1993, the Company provided permanent mortgage financing of approximately $181,908,000 for 26 long-term care facilities, one rehabilitation facility and one retirement living facility, which are located in 13 states and for additions to four facilities having permanent mortgage loans. During 1993, the Company also provided ongoing construction financing of $12,290,000 for three long-term care facilities and for additions to two existing long-term care facilities. Also during 1993, the Company provided ongoing development funding of $16,097,000, resulting in aggregate funding of $33,963,000 for four long-term care facilities located in three states. Construction of these facilities was completed and development mortgage loans totaling $16,969,000 were converted to permanent mortgage loans and development mortgage loans totaling $16,994,000 were converted into sale/leaseback transactions.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

       During 1993, the Company received proceeds amounting to $37,383,000 from the prepayment of permanent mortgage loans on five long-term care facilities located in Massachusetts and two long-term care facilities located in Connecticut and collected principal payments of $4,662,000 on mortgage loans.

      During the year ended December 31, 1993, the Company entered into a series of transactions with a prior operator of certain rehabilitation and long-term care facilities financed by the Company. As a result of these transactions, the Company acquired for $99,763,000 five rehabilitation and four long-term care facilities (located in New York, Massachusetts, Michigan, New Hampshire, Wisconsin and Washington), reduced existing mortgage loans by $81,690,000, reduced a related bank participation in one of the mortgage loans by $18,073,000, acquired from operators of certain facilities operating receivables and provided advances under a working capital line. Amounts associated with the receivables and advances under the working capital line are included in other assets at December 31, 1993. Also in connection with these transactions, the Company leased eight of these facilities to four different operators and entered into a management agreement for the remaining facility.

      During 1993, the Company acquired a psychiatric facility in Texas for an amount equal to its existing mortgage loan of $6,803,000 and entered into a lease transaction with one of its existing operators.

       At December 31, 1993, the Company was committed to provide additional financing of approximately $8,994,000 relating to three long-term care facilities currently under construction and for additions to four existing long-term care facilities.


5.    SHARES OF BENEFICIAL INTEREST

      Distributions paid to shareholders are determined by the Company's Board of Trustees based on an analysis of cash flows from operating activities. Cash flows from operating activities differ from net income primarily due to depreciation and amortization expense, a noncash item. Distributions in excess of net income as reflected on the Company's consolidated balance sheets is primarily a result of an accumulation of this difference. All Shares participate equally in dividends and in net assets available for distribution to shareholders on liquidation or termination of the Company. The Trustees of the Company have the authority to effect certain Share redemptions or prohibit the transfer of Shares under certain circumstances.

      Total distributions to shareholders during the years ended December 31, 1993, 1992 and 1991 included a return of capital per Share of $.3797, $.7462 and $.7273, respectively. Also, the 1993 distribution includes a long-term capital gain distribution of $.1351 per Share.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

6.    INDEBTEDNESS.

      Indebtedness of the Company at December 31, 1993 and 1992 is as follows:

                                                                                  1993             1992
                                                                                  ----             ----
                                                                                     (In thousands)
Senior unsecured notes:
  Principal payments of $20,000,000 due in December 1995
    and $16,000,000 due in December 1996 through December
    2000, interest ranging from 10.00% to 10.57%  . . . . . . . .              $ 99,511           $ 99,331
  Principal payments of $20,000,000 due in October 1995
    through October 1999, interest at 10.22%  . . . . . . . . . .                98,920             98,716
  Principal payments of $12,500,000 due in February 1994
    through February 2001, interest at 10.86%   . . . . . . . . .                98,724             98,429
                                                                               --------           --------
                                                                                297,155            296,476
                                                                               --------           --------
Senior mortgage notes:
  Principal payments of $10,800,000 due in December 1994 through
    December 1996 and $200,000 due in December 1997,
    interest at 10.75%  . . . . . . . . . . . . . . . . . . . . .                31,804             42,402
  Principal payment with interest at 9.95%  . . . . . . . . . . .                                   32,765
                                                                               --------           --------
                                                                                 31,804             75,167
                                                                               --------           --------
Convertible debentures:
  9% interest, convertible at $27.00 per Share, due 2002  . . . .                42,499             93,356
  7% interest, convertible at $30.625 per Share, due 1998   . . .                73,317
  6 7/8% interest, convertible at $37.125 per Share, due 1998   .                84,006
                                                                               --------           --------
                                                                                199,822             93,356
                                                                               --------           --------
Bank notes payable:
  Revolving credit agreement expiring July 1995   . . . . . . . .                44,785             74,135
  Demand note, due July 1994  . . . . . . . . . . . . . . . . . .                24,590              6,645
                                                                               --------           --------
                                                                                 69,375             80,780
Bonds and mortgages payable:
  Mortgage notes, interest ranging from 3.1% to 12.2%,
    monthly principal and interest payments ranging from
    $22,000 to $78,000 and maturing from January 1998
    through March 2001, collateralized by nine facilities   . . .                56,519             57,196
  Manatee County, Florida Industrial Revenue Bonds, Series
    1983, serial payments ranging from $45,000 to $90,000 due
    in 1994 through 2000 and $345,000 due in December 2003
    and $2,770,000 due in December 2013, interest ranging from
    12.0% to 13.5%, collateralized by one facility  . . . . . . .                 3,570              3,610
                                                                               --------           --------
                                                                                 60,089             60,806
                                                                               --------           --------
Total indebtedness  . . . . . . . . . . . . . . . . . . . . . . .              $658,245           $606,585
                                                                               ========           ========

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

Convertible Debentures.

      The 9% convertible debentures issued in April 1992 are subject to redemption by the Company on or after April 23, 1995 at 100% of the principal amount plus accrued interest. During the year ended December 31, 1993, $53,042,000 of debentures were converted into 1,964,495 Shares. During the year ended December 31, 1992, $3,075,000 of debentures were converted into 113,886 Shares.

      The 7% debentures issued in February 1993 are subject to redemption by the Company on or after March 1, 1996 at 100% of the principal amount plus accrued interest. During the year ended December 31, 1993, $16,635,000 of debentures were converted into 543,182 Shares.

      The 6 7/8% debentures issued in November 1993 are subject to redemption, to the extent necessary to preserve the Company's status as a real estate investment trust, at any time by the Company at 100% of the principal amount plus accrued interest.

Senior Mortgage Notes.

      The 10.75% notes due December 1997 are collateralized by six facilities. In December 1992, $10,800,000 of principal amount due December 1997 was prepaid. These notes were issued with detachable warrants to purchase 790,000 Shares at a price of $20 per Share with an expiration date of December 1994. The Company has valued these warrants at $1,202,500 and is amortizing this discount over ten years. Warrants were exercised for 182,308 Shares and 486,154 Shares during 1993 and 1992, respectively.

      Principal payments on the mortgage notes in the amounts of $33,000,000 (9.95%) due in March 1994, $11,000,000 (9.81%) due in March 1993 and
$11,000,000 (9.81%) due in March 1992 were prepaid in December 1993, December 1992 and December 1991, respectively. In connection with the prepayment in 1991, the Company incurred charges and wrote off unamortized debt issuance costs of $121,000, which is included in loss on prepayment of debt.

         In December 1991, the Company prepaid a $46,200,000, 10.25% five-year note agreement with a bank and incurred prepayment charges of $3,251,000 and wrote off unamortized issuance costs of $312,000, which amounts are included in loss on prepayment of debt.

Bank Notes Payable.

      The Company has an unsecured revolving credit agreement for a maximum of $130,000,000 bearing interest at the lender's prime rate or LIBOR plus 1.5%. Fees associated with this agreement are .5% per annum of the total unused commitment plus an $80,000 agent fee.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

Bonds Payable.

      In December 1987, the Company defeased the Camden County, New Jersey Economic Development Revenue Bonds, Series A and extinguished the related debt. The Company placed U.S. Treasury bills aggregating $5,019,986 in an irrevocable trust to fund applicable trustee fees and satisfy the interest and sinking fund payments on the remaining balance of $4,270,000.

      The senior unsecured notes payable, senior mortgage notes payable, convertible debentures, bank notes payable and mortgages payable are presented net of unamortized debt issuance costs of $9,785,000 and $9,347,000 at December 31, 1993 and 1992, respectively. Amortization expense associated with the debt issuance costs amounted to $2,961,000, $2,123,000 and $1,797,000 for the years ended December 31, 1993, 1992 and 1991, respectively, and is reflected in interest expense.

      All debt instruments contain certain covenants, the most restrictive of which limits the ratio of total debt to consolidated shareholders' equity. The Company's debt-to-equity ratio may exceed 180% no longer than 180 days out of any 450-day period and may not exceed 225% at any time.

      The aggregate maturities of senior unsecured notes payable, senior mortgage notes payable, bonds and mortgages payable and convertible debentures, excluding the bank notes payable, the 9% convertible debentures and amounts defeased for the five years subsequent to December 31, 1993, are as follows:

                          1994......................   $  48,714,000
                          1995......................      64,195,000
                          1996......................      60,274,000
                          1997......................      49,767,000
                          1998......................     231,335,000

7.    RELATED PARTY TRANSACTIONS

      The Company has material transactions with related parties as described in these notes, including, but not limited to, the acquisition of health care facilities, lending of mortgage and construction funds, lease transactions and advisory services (through February 26, 1991), all of which transactions have been reviewed by the Independent Trustees.

       On February 26, 1991, the Company's Advisor merged (the "Merger") with and into a wholly-owned subsidiary of the Company, Meditrust Management Corp. ("MMC"), pursuant to an Agreement and Plan of Merger among the Company, MMC, the Advisor and all of the shareholders of the Advisor. Initial consideration for this transaction totaled approximately $5,000,000, comprised of 185,000 Shares and $1,300,000 in cash. In addition, the Company agreed to pay to the shareholders of the Advisor a contingent acquisition price up to a maximum of $2,000,000 for each $1.00 increase in the price per Share in excess of $20.00 per Share during the five year period ending December 31, 1995, up to an aggregate maximum amount of $10,000,000. During 1991, contingent payments totaling $10,000,000 were paid in the form of Shares.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

       Until the Merger, the Company had an Advisory Agreement with the Advisor, a corporation principally owned by Abraham D. Gosman, the Company's Chairman of the Board. For the year ended December 31, 1991, the fees pursuant to its advisory agreements amounted to $738,000.

       As of December 31, 1993, The Mediplex Group, Inc. ("Mediplex") guarantees the lessees' and borrowers' obligations or provides working capital assurances for 28 of the Company's facilities and a Mediplex affiliate is a subordinated participant in six of the Company's permanent mortgage loans. Approximately 25% of the stock of Mediplex is owned by the Chairman of the Company. The expiration of the fixed term of the Company's leases and mortgages with Mediplex or its subsidiaries range from 1995 to 2007. The lease terms require Mediplex to pay aggregate base rent of $32,669,000 per annum and the mortgages require annual principal and interest payments of $3,598,000. As a result of these lease and mortgage transactions with Mediplex or its subsidiaries, the Company recorded revenues of approximately $34,516,000, $29,256,000 and $28,609,000 for the years ended December 31, 1993, 1992 and
1991, respectively. Mediplex owed the Company $450,000 and $250,000 for additional rent at December 31, 1993 and 1992, respectively.

       During 1992, the Company acquired from a prior operator for $22,500,000 two previously mortgaged long-term care facilities located in Massachusetts and leased these facilities to The Mediplex Group, Inc. During 1993, the Company acquired from a prior operator for $26,353,000 two previously mortgaged rehabilitation facilities located in Michigan and in New York and a long-term care facility located in Massachusetts and leased these properties to The Mediplex Group, Inc. Also, during 1993, the Company provided permanent mortgage financing of $32,740,000 for four long-term care facilities located in Massachusetts and Connecticut and entered into a sale/leaseback transaction for $8,000,000 for a rehabilitation facility located in Arkansas.

       The land and facility owned by one of the Company's subsidiaries is leased to a corporation wholly-owned by Abraham D. Gosman and is managed by a Mediplex subsidiary. The lease is a fixed-term operating lease expiring in 2006. The lessee is required to pay aggregate base rent of $3,364,000 per annum over the lease term and supplemental rent (as defined in the lease agreements). Total revenues earned by the Company from this lease arrangement were $3,421,000, $3,486,000 and $3,440,000 for the years ended December 31,
1993, 1992 and 1990, respectively.

       For further information regarding the Company and Mediplex, see Note 12.

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for certain of its financial instruments as defined by the Standard.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

      Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each financial instrument or group of financial instruments. Because of a variety of permitted calculations and assumptions regarding estimates of future cash flows, risks, discount rates and relevant comparable market information, reasonable comparisons of the Company's fair value information with other companies cannot necessarily be made.

      The following methods and assumptions were used to estimate the fair value of financial instruments for which it is practicable to estimate that value:

Real Estate Mortgages

      The fair value of real estate mortgages have been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of December 31, 1993, the fair value of real estate mortgages amounted to approximately $652,000,000.

Indebtedness

      The quoted market price for the Company's publicly traded convertible debentures and rates currently available to the Company for debt with similar terms and remaining maturities were used to estimate fair value of existing debt. As of December 31, 1993, the fair value of the Company's indebtedness amounted to approximately $711,000,000.


9.    LEASE COMMITMENTS

      The Company's land and facilities are generally leased pursuant to noncancelable, fixed-term operating leases expiring from 1995 to 2007. The leases also generally provide multiple, five-year renewal options and the option to purchase the facilities at fair market value at the end of the initial term of the lease or at various times during the lease.

      The lessees are required to pay aggregate base rent during the lease term and applicable debt service payments as well as percentage, supplemental and additional rent (as defined in the lease agreements). For the years ended December 31, 1993, 1992 and 1991, additional rent and interest amounted to $8,657,000, $7,621,000 and $5,399,000, respectively. In addition, the lessees pay all taxes, insurance, maintenance and other operating costs of the land and facilities.

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued

      Future minimum lease payments, including debt service payments (as defined in the lease agreements) which are based on interest rates in effect at December 31, 1993, expected to be received by the Company during the initial term of the leases for the years subsequent to December 31, 1993, are as follows:

                  1994                          $  77,144,000
                  1995                             76,146,000
                  1996                             70,927,000
                  1997                             70,213,000
                  1998                             63,086,000
                  Thereafter                      244,576,000

10.   STOCK OPTION PLANS

      Incentive awards under the Company's stock option plans (the "Plans") which may be granted by the Board of Trustees include nonqualified or nonstatutory options to purchase Company shares and incentive stock options (collectively, "options"). The number of Shares available for issuance under the Plans is 5% of the number of outstanding Shares. Up to 500,000 Shares available under each Plan may be issued pursuant to incentive stock options. Trustees, officers and key employees of the Company or any other entity providing similar services to the Company and its officers, directors and key employees, and all persons retained by the Company solely as consultants are eligible to participate in the Plans. Such options expire 10 years after the date granted. One third of all options granted become exercisable at the end of each year following the date of issuance. Options to purchase 290,000 Shares were exercisable as of December 31, 1993.

      Information concerning option activity for the years 1993, 1992, and 1991 is as follows:

                                                                       Shares         Option Price
                                                                       ------         ------------
Outstanding at December 31, 1990  . . . . . . . .                     299,000       $16.625 to $20.375
   Granted  . . . . . . . . . . . . . . . . . . .                     585,000       $26.250 to $26.625
   Exercised  . . . . . . . . . . . . . . . . . .                      86,000       $16.625 to $19.875
   Expired  . . . . . . . . . . . . . . . . . . .                      52,000       $16.625 to $18.625
                                                                      -------

Outstanding at December 31, 1991  . . . . . . . .                     746,000       $16.625 to $26.625
   Granted  . . . . . . . . . . . . . . . . . . .                      62,000       $26.75  to $29.00
   Exercised  . . . . . . . . . . . . . . . . . .                     182,000       $16.625 to $26.375
   Expired  . . . . . . . . . . . . . . . . . . .                      28,000       $26.25  to $26.375
                                                                      -------

Outstanding at December 31, 1992  . . . . . . . .                     598,000       $16.625 to $29.00
   Granted  . . . . . . . . . . . . . . . . . . .                     126,000       $26.375 to $34.00
   Exercised  . . . . . . . . . . . . . . . . . .                      83,000       $16.625 to $27.625
   Expired  . . . . . . . . . . . . . . . . . . .                      23,000       $26.375 to $27.625
                                                                      -------

Outstanding at December 31, 1993  . . . . . . . .                     618,000       $16.625 to $34.000
                                                                      =======

                                      F-17

                                   MEDITRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued


11.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following quarterly financial data summarizes the unaudited quarterly results for the years ended December 31, 1993 and 1992:

                                                                    Quarter Ended
                                            ------------------------------------------------------------------
                                            March 31          June 30            September 30      December 31
                                            --------          -------            ------------      -----------
1993                                                 (In thousands, except per Share amounts)
- ----
Revenues  . . . . . . . . .                 $36,625           $37,311            $38,616           $38,274
Net income  . . . . . . . .                  14,838            16,001             16,081            16,716
Net income per Share  . . .                     .50               .51                .51               .51

                                                                  Quarter Ended
                                           -------------------------------------------------------------------
1992                                        March 31          June 30            September 30      December 31
- ----                                        --------          -------            ------------      -----------
                                                    (In thousands, except per Share amounts)
Revenues  . . . . . . . . .                 $30,943           $33,235            $34,845           $33,371
Net income  . . . . . . . .                  12,662            12,676             12,981            13,039
Net income per Share  . . .                     .49               .49                .49               .49

12.   SUBSEQUENT EVENTS

      On January 11, 1994, the Board of Trustees of the Company declared a dividend of $.6475 per Share payable February 15, 1994, to shareholders of record on January 31, 1994. The dividend related to the period October 1, 1993 through December 31, 1993.

      On January 27, 1994, the Company entered into a Consent Agreement with Sun Healthcare Group, Inc. ("Sun"), pursuant to which the Company agreed to consent to a proposed merger of Mediplex with a subsidiary of Sun, subject to the fulfillment by Sun and Mediplex of certain closing conditions. The Company's consent to the merger is required pursuant to the terms of the various leases and loans between the Company and Mediplex (the "Mediplex Financing Documents"). As a condition to the Company's consent to the merger, Sun and Mediplex have agreed to certain modifications to the existing Mediplex Financing Documents and to certain terms which will govern the ongoing relationship and future transactions among the Company, Mediplex and Sun. (See
Note 7 for further information regarding related party transactions between the Company and Mediplex).

      On March 2, 1994, the Company announced the sale of $90,000,000 of 7 1/2% convertible debentures due 1998 and convertible at $36.18 per Share. The Company used the proceeds to repay short-term borrowings.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES




To the Shareholders and Trustees of Meditrust:



Our report on the consolidated financial statements of Meditrust is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand
Boston, Massachusetts
March 10, 1994

                                   MEDITRUST
                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                            Balance at              Additions                                 Balance at
                             Beginning           Charged to Costs                               End of
Description                  of Period             and Expenses           Deductions            Period
- -----------                  ---------             ------------           ----------            ------
General valuation
  allowance included in
  Accrued Expenses and Other
  Liabilities for the year
  ended December 31:

1991                                                 $1,031,000                                 $ 1,031,000

1992                         $1,031,000               5,113,132           $3,438,186 (A)          2,705,946

1993                          2,705,946               9,329,724                                  12,035,670





(A) Costs primarily associated with the disposition of certain real estate investments.

                                   MEDITRUST
                                  SCHEDULE XI

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

                                           Initial Cost
                                            to Company
                                            ----------
                                                              Cost
                                                           Capitalized
                                             Building &   Subsequent to
Description (1)             Encumbrances    Improvements    Acquisiton
- --------------              ------------    ------------    ----------
LTC
- ---
Alabaster, AL . .                           $  5,799,000    $1,810,000
Aurora, CO  . . .                              5,015,448
Evergreen, CO . .                              5,540,775
Danbury, CT . . .                              5,295,000
Westport, CT  . .                              4,970,000
Newington, CT . .                              8,970,000
Cheshire, CT  . .                              6,770,000
Wethersfield, CT                              12,440,000
Southfield, CT  .                              7,750,000
Bradenton, FL . .             $3,570,000       9,900,000
Hoffman Estates, IL            6,000,012       7,720,000
W. Lafayette, IN               4,535,267       6,030,000      190,000
Beverly, MA . . .                              6,300,000
Newton, MA  . . .                             12,430,000
Lexington, MA . .                             11,210,000
E. Longmeadow, MA                             12,400,000
Holyoke, MA . . .                             11,980,670      684,248
Lowell, MA  . . .                              9,897,730      594,621
Lynn, MA  . . . .                             13,293,267      870,248
Peabody, MA . . .                              7,245,315
Randolph, MA  . .                              9,014,760
Wilmington, MA  .                              6,689,925
Baltimore, MD . .                              4,494,200
Grand Blanc, MI .                              6,500,000      863,800
Riverside, MO . .                              8,559,900
Bound Brook, NJ .                              1,624,000
Camden, NJ  . . .                              8,334,780
New Milford, NJ .                             11,110,000

                                  Gross Amount at Which
                                Carried at Close of Period
                           --------------------------------------------
                                                                              Acumm.
                                              Building &                      Deprec.     Cost    Date
Description (1)               Land (2)       Improvements    Total  (5)        (4)(5)     Date    Acquired
- ---------------               --------       ------------    ----------      --------     ----    -------
LTC
- ---
Alabaster, AL . .          $   150,000    $    7,609,000  $   7,759,000   $  1,019,206    1971      8/87
Aurora, CO  . . .              974,552         5,015,448      5,990,000        449,306    1990      6/90
Evergreen, CO . .              377,013         5,540,775      5,917,788        415,214    1991      6/90
Danbury, CT . . .              305,000         5,295,000      5,600,000      1,086,562    1976     10/85
Westport, CT  . .              400,000         4,970,000      5,370,000      1,019,874    1965     10/85
Newington, CT . .              430,000         8,970,000      9,400,000      1,840,688    1978     10/85
Cheshire, CT  . .              455,000         6,770,000      7,225,000      1,389,253    1975     10/85
Wethersfield, CT                              12,440,000     12,440,000      2,284,221    1965      8/86
Southfield, CT  .              750,000         7,750,000      8,500,000         32,292    1993     11/93
Bradenton, FL . .            1,100,000         9,900,000     11,000,000      1,485,000    1985     12/87
Hoffman Estates, IL            880,000         7,720,000      8,600,000      1,157,996    1976      1/88
W. Lafayette, IN                50,000         6,220,000      6,270,000        912,758    1964      1/88
Beverly, MA . . .              645,000         6,300,000      6,945,000      1,292,815    1972     10/85
Newton, MA  . . .              630,000        12,430,000     13,060,000      2,550,750    1977     10/85
Lexington, MA . .              590,000        11,210,000     11,800,000      2,058,365    1965      8/86
E. Longmeadow, MA              400,000        12,400,000     12,800,000      1,937,480    1986      9/87
Holyoke, MA . . .              121,600        12,664,918     12,786,518        403,107    1973      9/92
Lowell, MA  . . .              500,000        10,492,351     10,992,351        333,345    1975      9/92
Lynn, MA  . . . .            1,206,734        14,163,515     15,370,249        264,174    1960      4/93
Peabody, MA . . .              805,035         7,245,315      8,050,350      1,086,800    1987     10/90
Randolph, MA  . .            1,001,640         9,014,760     10,016,400      1,352,220    1987     10/90
Wilmington, MA  .              743,325         6,689,925      7,433,250      1,003,492    1987     10/90
Baltimore, MD . .            4,000,000         4,494,200      8,494,200         74,903    1993      5/93
Grand Blanc, MI .              120,000         7,363,800      7,483,800        979,780    1970      5/88
Riverside, MO . .              238,000         8,559,900      8,797,900      1,230,479    1965      3/88
Bound Brook, NJ .            1,176,000         1,624,000      2,800,000        284,177    1963     12/86
Camden, NJ  . . .              450,250         8,334,780      8,785,030      1,458,571    1984     12/86
New Milford, NJ .            1,090,000        11,110,000     12,200,000      1,666,510    1971     12/87

                                   MEDITRUST
                                  SCHEDULE XI

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

                                      Initial Cost
                                       to Company
                                      ------------
                                                           Cost
                                                       Capitalized
                                         Building &     Subsequent
Description (1)           Encumbrances   Improvement    Acquisiton
- --------------            ------------   -----------    ----------
LTC CONTINUED
- -------------
Cortland, NY  . .                       $  4,440,173    $  260,930
Niskayuna, NY . .                          9,708,000       834,537
Troy, NY                                   9,967,564       491,673
Bellbrook, OH . .                          2,787,134
Huber Heights, OH                          3,593,360
Medina, OH  . . .        $  7,066,509     10,568,000
New London, OH  .                          2,110,837
West Carrolton, OH                         3,483,669
Erie, PA  . . . .                          4,753,000       375,000
Greensburg, PA  .                          5,544,012
Houston, TX                                4,000,000
Cheyenne, WY  . .                          5,200,000
RL-
Cheyenne, WY  . .                          9,325,000
PSYCH
- -----
Hollywood, CA . .                          4,035,000
Monroe, LA  . . .                          7,770,000
Holliswood, NY  .                         26,400,000
DeSoto, TX  . . .                          3,934,000
College Station, TX                        5,822,509
A & D------
Carmel, NY  . . .                         32,300,000
Scotia, NY  . . .                         57,000,000
REHAB.
- ------
Benton, AK  . . .                          7,865,000       392,410
Jonesboro, AR . .           4,305,472      8,861,835
Tucson, AZ  . . .                          9,965,000
Bakersfield, CA .                         10,907,463
Fresno, CA  . . .           8,077,584     14,469,580
Kentfield, CA . .                          9,650,000
Topeka, KS  . . .           5,286,162     10,353,829

                               Gross Amount at Which
                             Carried at Close of Period
                       -------------------------------------------

                                                                           Accum.
                                         Building &                        Deprec.     Const.      Date
Description (1)           Land (2)       Improvements      Total (5)       (4)(5)      Date      Acquired
- --------------            --------       ------------      ---------      -------     ------    --------
LTC CONTINUED
- -------------
Cortland, NY  . .                        $  4,701,103    $ 4,701,103    $  47,138     1986      8/93
Niskayuna, NY . .       $   292,000        10,542,537     10,834,537      210,135     1976      3/93
Troy, NY                     56,100        10,459,237     10,515,337      104,854     1972      8/93
Bellbrook, OH . .           212,000         2,787,134      2,999,134      214,841     1981     12/90
Huber Heights, OH           174,000         3,593,360      3,767,360      276,988     1984     12/90
Medina, OH  . . .           232,000        10,568,000     10,800,000    1,497,153     1954      4/88
New London, OH  .            22,600         2,110,837      2,133,437      162,711     1985     12/90
West Carrolton, OH          216,400         3,483,669      3,700,069      268,534     1983     12/90
Erie, PA  . . . .           335,000         5,128,000      5,463,000      756,055     1977     12/87
Greensburg, PA  .           525,000         5,544,012      6,069,012      288,750     1991      6/90
Houston, TX                                 4,000,000      4,000,000                  1962      3/92
Cheyenne, WY  . .           300,000         5,200,000      5,500,000      519,984     1989     12/89
RL
- --
Cheyenne, WY  . .           375,000         9,325,000      9,700,000      932,496     1989     12/89
PSYCH
- -----
Hollywood, CA . .         1,715,000         4,035,000      5,750,000      571,610     1957      5/88
Monroe, LA  . . .           530,000         8,220,000      8,750,000    1,152,114     1982      5/88
Holliswood, NY  .         3,600,000        26,400,000     30,000,000    4,620,000     1963     12/86
DeSoto, TX  . . .           849,270         5,709,730      6,559,000      805,875     1988      1/88
College Station, TX         980,185         5,880,631      6,860,816       98,008     1987      5/93
A & D
- -----
Carmel, NY  . . .         1,700,000        32,300,000     34,000,000    5,930,999     1979      8/86
Scotia, NY  . . .         3,000,000        57,000,000     60,000,000   10,466,052     1929      8/86
REHAB.
- ------
Benton, AK  . . .           135,000         8,257,410      8,392,410      148,287     1967      4/93
Jonesboro, AR . .           196,225         8,861,835      9,058,060    1,091,927     1989      2/89
Tucson, AZ  . . .                           9,965,000      9,965,000      851,177     1990      8/90
Bakersfield, CA .         1,522,537        10,907,463     12,430,000      977,129     1990      6/90
Fresno, CA  . . .         2,088,920        14,469,580     16,558,500    1,026,687     1991      3/91
Kentfield, CA . .           350,000         9,650,000     10,000,000    1,387,179     1963      3/88
Topeka, KS  . . .         1,295,499        10,353,829     11,649,328    1,276,313     1989      2/89

                                   MEDITRUST
                                  SCHEDULE XI

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

                                           Initial Cost
                                           to Company
                                           ----------
                                                           Cost
                                                        Capitalized
                                        Building &     Subsequent to
Description (1)          Encumbrances   Improvements    Acquisition
- --------------           ------------   ------------    -----------
REHAB. (CONTINUED)
- ------------------
Ruston, LA  . . .        $  4,258,489  $  10,021,462
Baton Rouge, LA .           5,642,004     10,366,008
Battle Creek, MI                           7,265,913   $   374,542
Effingham, NH . .                          8,121,200     2,235,304
Cortland, NY                              26,309,407     1,303,410
Arlington, TX . .                         10,132,662
Ft. Worth, TX . .           6,009,891     10,814,520
Houston, TX . . .           5,469,929     10,707,069
Lake Terrace, WA                           4,389,224       265,819
Waterford, WI . .                         11,515,023     2,066,205
                          -----------   ------------   -----------
TOTAL . . . . . .         $60,221,319   $621,742,223   $15,896,599
                          ===========   ============   ===========

                                  Gross Amount at Which
                               Carried at Close of Period
                         ----------------------------------------

                                                                             Accum.
                                          Building &                         Deprec.      Const.    Date
Description (1)          Land (2)         Improvements      Total (5)        (4)(5)       Date    Acquired
- --------------           --------         ------------      ---------        --------     ----    --------
REHAB. (CONTINUED)
- ------------------
Ruston, LA  . . .        $   321,551      $ 10,021,462   $ 10,343,013      $1,277,904     1988     12/88
Baton Rouge, LA .          1,211,000        10,366,008     11,577,008       1,230,963     1988      4/89
Battle Creek, MI             146,970         7,640,455      7,787,425         137,190     1933      4/93
Effingham, NH . .          1,478,800        10,356,504     11,835,304         212,688     1985      4/93
Cortland, NY                 263,000        27,612,817     27,875,817         276,770     1971      8/93
Arlington, TX . .          1,161,338        10,132,662     11,294,000         907,729     1990      6/90
Ft. Worth, TX . .          1,548,022        10,814,520     12,362,542         923,730     1990      8/90
Houston, TX . . .            525,000        10,707,069     11,232,069       1,271,465     1989      4/89
Lake Terrace, WA           1,029,980         4,655,043      5,685,023          73,708     1987      5/93
Waterford, WI . .            280,000        13,581,228     13,861,228         230,146     1968      4/93
                          ----------      ------------   ------------     -----------
TOTAL . . . . . .        $48,257,546      $637,638,822   $685,896,368 (3) $73,294,627
                         ===========      ============   ============     ===========

                                   MEDITRUST
                                  SCHEDULE XI

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

(1)   Facility classifications are Long-Term Care (LTC), Retirement Living
      (RL), Psychiatric Hospital (Psych), Alcohol and Substance Abuse Treatment (A&D) and Rehabilitation Hospital (Rehab).

(2) Gross amount at which land is carried at close of period also represents initial cost to Company.

(3)   Cost for federal income tax purposes.

(4) Depreciation is calculated using a 40-year life for all completed facilities.

(5) Real estate and accumulated depreciation reconciliations for the three years ended December 31, 1993 are as follows:

                                                                                         Accumulated
                                                                         Real Estate     Depreciation
                                                                         -----------     ------------
Balance at close of year--December 31, 1990 . . . . . . .               $540,343,000      $35,661,000
   Additions during the period:
       Acquisitions   . . . . . . . . . . . . . . . . . .                 15,886,000
       Construction in progress   . . . . . . . . . . . .                  4,768,000
       Provision for depreciation   . . . . . . . . . . .                                  11,239,000
   Deductions during the period:
      Repayment of construction loan advance  . . . . . .                (41,053,000)
                                                                        ------------      -----------

Balance at close of year--December 31, 1991 . . . . . . .                519,944,000       46,900,000
   Additions during the period:
       Acquisitions   . . . . . . . . . . . . . . . . . .                  4,750,000
        Value of real estate acquired   . . . . . . . . .                 22,500,000
       Additions to existing properties   . . . . . . . .                  1,770,000
        Provision for depreciation  . . . . . . . . . . .                -----------
Balance at close of year--December 31, 1992 . . . . . . .                548,964,000       59,150,000
   Additions during the period:
       Acquisitions   . . . . . . . . . . . . . . . . . .                 20,244,000
       Value of real estate acquired  . . . . . . . . . .                106,566,000
       Other  . . . . . . . . . . . . . . . . . . . . . .                  4,000,000
       Additions to existing properties   . . . . . . . .                 10,272,000
       Provision for depreciation   . . . . . . . . . . .                                  14,548,000
   Deductions:
       Sale of real estate  . . . . . . . . . . . . . . .                 (4,150,000)        (404,000)
                                                                        ------------      -----------

Balance at close of year--December 31, 1993 . . . . . . .               $685,896,000      $73,294,000
                                                                        ============      ===========

                                   MEDITRUST
                                  SCHEDULE XII
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1993

                                                               Periodic        Face             Carrying
                              Interest        Final            Payment       Amount of          Amount of
       Description(A)         Rate         Maturity Date      Terms (B)(C)   Mortgages          Mortgages (D)
       --------------         --------     -------------      ------------   ---------          ------------
Long-term care facilities:
  Arizona                     11.00%       October, 2002     $ 2,509,000    $ 2,910,000       $2,887,000
  Colorado                    12.00%       May, 2001           6,542,000      7,455,000        7,312,000
  Connecticut                  7.13% -     August, 1995 -
                              13.5%        December, 2003     68,794,000     68,959,000       67,696,000
  Connecticut                 11.00% -
                              11.50%       In progress                        7,738,000        7,738,000
  Florida                     10.75%       November, 2003      8,181,244      8,432,000        8,432,000
  Illinois
    (29 facilities)           12.03%       December, 1998     30,252,000     37,073,000       32,900,000
  Massachusetts               12.50%       November, 2001     25,912,000     27,000,000       26,960,000
  Massachusetts               11.50%       In progress                        3,450,000        3,450,000
  Massachusetts               11.00% -     August, 2000 -
    (All other)               12.90%       March, 2003        44,451,000     49,890,000       47,430,000
  Michigan                    11.75% -     December, 2001 -
                              12.75%       June, 2002         20,770,000     21,768,000       21,521,000
  Nevada                      12.25% -     May, 2000 -
                              12.50%       February, 2001     16,296,000     16,994,000       16,866,000
  New Jersey                  11.38%       December, 1993      8,332,000      4,636,000        3,439,000(E)
  North Carolina              12.00%       September, 1998     2,918,000      3,325,000        3,171,000
  Pennsylvania                12.25%       In progress                        9,911,000        9,911,000
  Pennsylvania and
    New Jersey                12.00%       April, 2002        77,152,000     86,003,000       85,063,000
  Rhode Island                10.75%       November, 2003      4,851,000      5,000,000        5,000,000
  Tennessee                   10.75%       July, 2003         10,888,000     11,222,000       11,196,000
  Texas                       12.00%       November, 2000      8,360,000      8,625,000        8,480,000
  Utah                        11.00%       In progress                        3,440,000        3,440,000
  Various (9 states)          12.00%       October, 1994      44,150,000     44,493,000       44,213,000
  Various (9 states)          10.75%       May, 2003          93,063,000     96,298,000       96,149,000
  West Virginia and
    Pennsylvania              11.50%       October, 2002      12,269,000     14,100,000       13,987,000
Rehabilitation hospitals:
  California                  12.50%       July, 2001         24,042,000     30,975,000       29,990,000
  Tennessee                   12.50%       September, 2000     8,637,000      9,000,000        8,870,000
Retirement living facilities:
  Colorado                    12.25%       October, 1993      15,795,000     16,200,000       15,770,000(F)
  Florida                     10.00%       December, 1998     11,734,000     11,734,000       11,734,000
Psychiatric hospitals:
 Arizona                      12.50%       October, 1999       7,077,000      8,360,000        8,101,000
                                                                           ------------     ------------
    Total                                                                  $614,991,000     $601,706,000(G)(H)
                                                                           ============     ============

                                   MEDITRUST
                                  SCHEDULE XII
                         MORTGAGE LOANS ON REAL ESTATE


(A) All mortgage loans on real estate are first mortgage loans except a second mortgage loan amounting to $4,250,000 for a Connecticut facility.
(B) Ten-year terms (except for loan on fifteen facilities located in nine states which is two years, Waterford, CT, Bourne and New Bedford, MA and Lauderhill, FL, which are five years and Waterbury and Bristol, CT, which are seven years) with principal and interest payable at varying amounts over life to maturity with interest adjustment generally at the end of the fifth year.
(C) Balloon payment is due upon maturity based on current interest rate with various prepayment penalties.
(D)      No mortgage loan is subject to delinquent principal or interest.
(E)      Mortgage loan term has been extended for a one year period.
(F)      Mortgage loan term has been extended for a ten year period.
(G)      The aggregate cost for federal income tax purposes.
(H) Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 1993 is as follows:

         Balance at December 31, 1990 . . . . . . . . . .                        $240,141,000
            Additions during period:
              New mortgage loans  . . . . . . . . . . . .                         108,194,000
              Construction loan advances  . . . . . . . .                          22,371,000
            Deductions during period:
              Collection of principal . . . . . . . . . .                          (2,600,000)
                                                                                  -----------
         Balance at December 31, 1991 . . . . . . . . . .                         368,106,000
            Additions during period:
              New mortgage loans  . . . . . . . . . . . .                         183,426,000
              Construction loan advances  . . . . . . . .                          24,666,000
              Other . . . . . . . . . . . . . . . . . . .                           1,189,000
            Deductions during period:
             Collection of principal  . . . . . . . . . .                         (27,228,000)
             Acquisition of properties, net . . . . . . .                         (15,843,000)
             Other  . . . . . . . . . . . . . . . . . . .                          (2,500,000)
                                                                                  -----------
         Balance at December 31, 1992 . . . . . . . . . .                         531,816,000
            Additions during period:
              New mortgage loans  . . . . . . . . . . . .                         181,908,000
              Construction loan advances  . . . . . . . .                          28,387,000
            Deductions during period:
              Collection of principal . . . . . . . . . .                         (35,490,000)
              Acquisition of properties, net  . . . . . .                         (88,493,000)
              Conversion of construction loans to
                 sale/leaseback transactions  . . . . . .                         (12,244,000)
              Other . . . . . . . . . . . . . . . . . . .                          (4,178,000)
                                                                                 ------------
         Balance at December 31, 1993 . . . . . . . . . .                        $601,706,000
                                                                                 ============

Item 9.

          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

          NOT APPLICABLE.

                                    PART III

Item 10.

               TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference to Item 4a above and the table and the information following it appearing in the first subsection of the section entitled "Election of Trustees" contained in the Company's Proxy Statement for its Annual Meeting of Shareholders ("Annual Meeting Proxy Statement"), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Regulation 14A"). There are no family relationships among any of the Trustees or executive officers of the Company.

Item 11.

                             EXECUTIVE COMPENSATION

       Incorporated by reference to the section entitled "Executive Compensation" contained in the Company's Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

Item 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated by reference to the table appearing in the first subsection of the section entitled "Election of Trustees" and the section entitled "Voting Securities, Principal Holders Thereof and Holdings by Certain Executive Officers" contained in the Company's Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated by reference to the section entitled "Certain Transactions" contained in the Company's Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          Financial Statements filed as a part of this report are listed in the index appearing on Page F-1.

(a) 2.    Financial Statement Schedules

          Financial Statement Schedules required as part of this report are
          listed on the index appearing on   Page F-1.

(a) 3.    Exhibits

          Exhibits required as part of this report are listed in the index appearing on Page 29.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

          1988 Stock Option Plan                  -    Form 10-K for fiscal year ended December 31, 1988, Exhibit
                                                       10.13

          1992 Equity Incentive Plan              -    Registration Statement No. 33-48695, Exhibit 4.3

          Employment Agreement with               -    Form 10-Q for fiscal quarter ended March 31, 1993, Exhibit
          Abraham D. Gosman                            10.1

(b)    No reports on Form 8-K were filed during the quarter ended
       December 31, 1993.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDITRUST

                                        By:/s/ Lisa M. Pavelka
                                           Vice President and Treasurer
                                           (and Principal Financial and
                                           Accounting Officer)

Dated: March 21, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                Title                              Date
          ----                                -----                              ----
/s/ Abraham D. Gosman                      Chairman, Chief Executive                 March 21, 1994
- ----------------------------
Abraham D. Gosman                          Officer and Trustee

/s/ David F. Benson                        President and                             March 21, 1994
- ----------------------------
David F. Benson                            Trustee

/s/ Edward W. Brooke                       Trustee                                   March 21, 1994
- ----------------------------
Edward W. Brooke

/s/ Hugh L. Carey                          Trustee                                   March 21, 1994
- ----------------------------
Hugh L. Carey

/s/ Robert Cataldo                         Trustee                                   March 21, 1994
- ----------------------------
Robert Cataldo

/s/ Thomas J. Magovern                     Trustee                                   March 21, 1994
- ----------------------------
Thomas J. Magovern

/s/ Philip L. Lowe                         Trustee                                   March 21, 1994
- ----------------------------
Philip L. Lowe

/s/ Gerald Tsai, Jr.                       Trustee                                   March 21, 1994
- ----------------------------
Gerald Tsai, Jr.

/s/ Frederick W. Zuckerman                 Trustee                                   March 21, 1994
- ----------------------------
Frederick W. Zuckerman

       The Declaration of Trust establishing Meditrust dated August 6, 1985 (the "Declaration"), a copy of which is duly filed in the office of the Secretary of State of the Commonwealth of Massachusetts, provides that the name "Meditrust" refers to the Trustees under the Declaration collectively as Trustees, but not individually or personally; and that no Trustee, officer, shareholder, employee or agent of the Company shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, the Company. All persons dealing with the Company, in any way, shall look only to the assets of the Company for the payment of any sum or the performance of any obligation.

                                    EXHIBITS

Exhibit
  No                   Title                                         Method of Filing
- -------                -----                                         ----------------
3.1        Restated Declaration of Trust, as
           amended . . . . . . . . . . . .          Incorporated by reference to Exhibit 3.1 to the
                                                    Registration Statement on Form S-3 (File No. 33-55386)

3.2        By-Laws, as amended . . . . . .          Incorporated by reference to Exhibit 3.2 to Form 10-K
                                                    for the fiscal year ended December 31, 1992

4.1        1988 Stock Option Plan, as amended
           . . . . . . . . . . . . . . . . ..       Incorporated by reference to Exhibit 10.13 to Form 10-K
                                                    for the fiscal year ended December 31, 1988

4.2        1992 Equity Incentive Plan  . .          Incorporated by reference to Exhibit 4.3 to the
                                                    Registration Statement on Form S-8 (File No. 33-48695)

4.3        Form of Indenture dated February 4,
           1993 between The Company and Fleet
           National Bank, as trustee . . .          Incorporated by reference to Exhibit 4.1 to the
                                                    Registration Statement on Form S-3 (File No. 33-55386)

4.4        Form of 7% Convertible Debenture due
           1998  . . . . . . . . . . . . .          Incorporated by reference to Exhibit 4.2 to the
                                                    Registration Statement on Form S-3 (File No. 33-55386)

4.5        Form of Fiscal Agency Agreement dated
           February 4, 1993 between the Company
           and Fleet National Bank as fiscal
           agent . . . . . . . . . . . . .          Filed herewith

4.6        Form of 7% Convertible Debenture due
           1998  . . . . . . . . . . . . .          Included in Exhibit 4.5

4.7        Form of Fiscal Agency Agreement dated
           November 15, 1993 between the Company
           and Fleet National Bank as fiscal
           agent . . . . . . . . . . . . .          Filed herewith

4.8        Form of 6 7/8% Convertible Debenture
           due 1998  . . . . . . . . . . .          Included in Exhibit 4.7

Exhibit
  No                       Title                                     Method of Filing
- -------                    -----                                     ----------------
4.9        Form of Indenture dated April 23, 1992
           between The Company and Fleet National
           Bank, as trustee..                       Incorporated by reference to Exhibit 4 to the
                                                    Registration Statement on Form S-3 (File No. 33-45979

4.10       Form of 9% Convertible Debenture due
           2002  . . . . . . . . . . . . .          Incorporated by reference to Exhibit 4.1 to the
                                                    Registration Statement on Form S-3 (File No. 33-45979)


10.1       Note Agreement relating to first
           mortgage notes due December 1, 1997
                                                    Incorporated by reference to Exhibit 10.4 to the
                                                    Registration Statement on Form S-11 (File No. 33-20557)

10.2       Amended and Restated Lease Agreement
           between Mediplex of Queens, Inc. and
           QPH, Inc. dated December 30, 1986
                                                     Incorporated by reference to Exhibit 2.2 to the Form 8-K
                                                     dated January 13, 1987

10.3       Form of Lease for Carmel, New York and
           Scotia, New York facilities . .           Incorporated by reference to Exhibit 10.5 to the
                                                     Registration Statement on Form S-11 (File No. 33-7483)

10.4       Form of Credit Agreement between the
           Registrant and Barclays Bank PLC, New
           York Branch dated as of March 7, 1988
           . . . . . . . . . . . . . . . . . . .    Incorporated by reference to Exhibit 10.11 to the
                                                    Registration Statement on Form S-11 (File No. 33-20557)

10.5       Note Agreement dated as of October 31,
           1989 among the Registrant, The
           Prudential Insurance Company of
           America, et al  . . . . . . . .           Incorporated by reference to Exhibit 10.4 to Form 8
                    --                               dated December 5, 1989

Exhibit
  No                       Title                                        Method of Filing
- -------                    -----                                        ----------------
10.6      Note Agreement dated as of February
          16, 1989, as amended and restated as
          of October 31, 1989, among the
          Registrant, The Prudential Insurance
          Company of America, et al   . .           Incorporated by reference to Exhibit 10.5 to Form 8
                              -----                 dated December 5, 1989

10.7       Note Agreement dated as of January 1,
           1993 by and among the Registrant,
           Principal Mutual Life Insurance
           Company, et al  . . . . . . . .           Incorporated by reference to Exhibit 10.1 to Form 10-Q
                    -----                            dated May 4, 1993

10.8       Employment Agreement dated January 1,
           1993 by and between the Company and
           Abraham D. Gosman . . . . . . .           Incorporated by reference to Exhibit 10.1 to Form 10-Q
                                                     dated May 4, 1993

10.9       Revloving Credit Agreement dated as of
           July 1, 1991 among the Company,
           various financial institutions and
           Societe Generale, New York Branch, as
           agent . . . . . . . . . . . . .           Incorporated by reference to Exhibit 10.23 to Form 10-K
                                                     dated February 28, 1992

10.10      Revolving Credit Agreement dated as of
           March 10, 1992 between the Company and
           Via Banque  . . . . . . . . . .           Incorporated by reference to Exhibit 10.10 to Form 10-K
                                                     dated March 25, 1993

10.11      Consent Agreement dated as of January
           27, 1994 between the Company and Sun
           Healthcare Group, Inc.  . . . .           Incorporated by reference to Form 8-K dated
                                                     January 27, 1994

11         Statement Regarding Computation of Per
           Share Earnings  . . . . . . . .           Filed herewith

21         Subsidiaries of the Registrant            Filed herewith

23         Consent of Coopers & Lybrand              Filed herewith