Form 10-Q
period 1994-03-31
MEDITRUST
filed 1994-04-26
CIK 774350

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

  X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---       Exchange Act of 1934


                 For The Quarterly Period Ended MARCH 31, 1994

                                       or

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition period from ____ to ____

                         Commission file number 0-14022

                                   MEDITRUST
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                             04-6532031
   -------------------------------              ----------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification Number)

              197 First Avenue
           Needham, Massachusetts                  02194
   ---------------------------------------      ---------
   (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X      No
                              ---       ---

As of March 31, 1994, there were outstanding 33,962,811 Shares of
Beneficial Interest, without par value.

                                   MEDITRUST
                                   FORM 10-Q

                                     INDEX





Part I.  Financial Information                                                Page (s)
                                                                              --------
         Item 1.  Financial Statements

          Consolidated Balance Sheets at March 31, 1994 (unaudited)
            and December 31, 1993                                                3

          Consolidated Statements of Income for the three months ended
            March 31, 1994 and 1993 (unaudited)                                  4

          Consolidated Statements of Cash Flows for the three months ended
            March 31, 1994 and 1993 (unaudited)                                  5

          Notes to Consolidated Financial Statements (unaudited)               6-8

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9-10

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                  11

     Signatures                                                                 11

                                   MEDITRUST
                         PART I. FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,        December 31,
                                                       1994             1993
                                                     ---------        ------------
                                                    (Unaudited)        (Audited)
                                                            (In thousands)
                              ASSETS
Real estate investments (Note 3):
  Land                                              $   48,258        $   48,258
  Buildings and improvements, net of accumulated
   depreciation of $77,253 and $73,294, respectively   560,609           564,344
  Real estate mortgages                                652,453           601,706
                                                    ----------        ----------
      Total real estate investments...               1,261,320         1,214,308
Other assets, net.....................                  57,739            66,862
Short-term cash investments...........                  27,651            16,306
Fees, interest and other receivables..                  14,718            12,925
                                                    ----------        ----------

     Total assets.....................              $1,361,428        $1,310,401
                                                    ==========        ==========

                           LIABILITIES & SHAREHOLDERS' EQUITY

Indebtedness (Note 4):
 Senior unsecured notes payable, net..              $  284,831        $  297,155
 Senior mortgage notes payable, net...                  31,855            31,804
 Convertible debentures, net..........                 258,504           199,822
 Bank notes payable, net..............                  50,375            69,375
 Bonds and mortgages payable, net.....                  59,888            60,089
                                                    ----------        ----------
       Total indebtedness                              685,453           658,245
Deferred income.......................                  14,279            14,468
Accrued expenses and other liabilities                  48,340            51,893
                                                    ----------        ----------
     Total liabilities................                 748,072           724,606
                                                    ----------        ----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 5 and 6):
   Shares of Beneficial Interest without par value:
     Unlimited Shares authorized; 33,963
    and 32,836 Shares issued and
    outstanding in 1994 and 1993, respectively         697,680           666,220
   Distributions in excess of net income               (84,324)          (80,425)
                                                    ----------        ----------
       Total shareholders' equity                      613,356           585,795
                                                    ----------        ----------

     Total liabilities and shareholders' equity     $1,361,428        $1,310,401
                                                    ==========        ==========

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993, are an integral part of these financial statements.


                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1994 and 1993
                                  (Unaudited)

                                   __________

                                                     1994         1993
                                                     ----         ----
                                                  (Dollars in thousands
                                                except per Share amounts)
Revenues:
  Rental income....................                 $21,314    $18,314
  Interest income..................                  19,681     18,311
                                                    -------    -------
    Total revenues.................                  40,995     36,625
                                                    -------    -------

Expenses:
  Interest expense.................                  16,415     16,119
  Depreciation and amortization....                   4,422      3,607
  General and administrative expenses                 2,453      2,061
                                                    -------    -------
    Total expenses.................                  23,290     21,787
                                                    -------    -------

Net income.........................                 $17,705    $14,838
                                                    =======    =======

Net income per Share, based on 33,438,000
  and 29,448,000 weighted average Shares
  outstanding in 1994 and 1993, respectively        $   .53    $   .50
                                                    =======    =======








The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993, are an integral part of these financial statements.


                                   MEDITRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1994 and 1993
                                  (Unaudited)

                                             1994         1993
                                             ----         ----
                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................               $17,705      $ 14,838
  Depreciation and amortization                5,030         5,048
  Other items, net............                   315          (274)
                                             -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  AVAILABLE FOR DISTRIBUTION..                23,050        19,612
  Net change in other assets and
       liabilities                               649           310
                                             -------      --------
  Net cash provided by operating
       activities                             23,699        19,922
                                             -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from equity offering                            100,374
  Equity offering costs.......                              (4,937)
  Proceeds from warrant conversions
       and stock options                       1,954         4,386
  Proceeds from convertible
       debenture offering                     90,000        92,120
  Proceeds from bank notes payable            69,000        20,000
  Debt issuance costs.........                (2,438)       (3,091)
  Payment of bank notes payable              (88,000)      (95,000)
  Payment of senior unsecured notes          (12,500)
  Principal payments on bonds and
       mortgages payable                        (256)         (177)
  Distributions to shareholders              (21,604)      (17,235)
                                             -------      --------
    Net cash provided by financing
       activities                             36,156        96,440
                                             -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate mortgages and
    development financing.....               (51,723)      (28,112)
  Additions to real estate....                  (223)          (28)
  Prepayment proceeds and principal
       payments on real estate
       mortgages and note                        987         1,598
  Working capital advances....                (9,815)
  Collection of receivables and
       repayment of working
       capital advances..                     12,264
  Increase in committed funds.                             (85,780)
    Net cash used in investing
                                             -------      --------
       activities                            (48,510)     (112,322)
                                             -------      --------
    Net increase in short-term
       cash investments                       11,345         4,040
  Short-term cash investments at:
    Beginning of period.......                16,306        24,858
                                             -------      --------
    End of period.............               $27,651      $ 28,898
                                             =======      ========
Supplemental disclosure of cash flow
information (see Note 2).

The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993, are an integral part of these financial statements.

                                   MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust ("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Report on Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Company.

    Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and the results of operations and cash flows for each of the three-month periods ended March 31, 1994 and 1993. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of the results which may be expected for the entire year. Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

2.  Supplemental Cash Flow Information
    ----------------------------------
                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                 1994            1993
                                                                 ----            ----
                                                                 (Dollars in thousands)
    Interest paid during the period.....                       $16,344         $11,372
    Non-cash investing and financing transactions:
       Acquisition and lease of real estate:
       Value of real estate acquired....                                        10,000
       Reduction of real estate mortgages
          net of participation reduction                                        (7,041)
       Issuance of demand note payable
          related to participation reduction                                    (2,959)
       Shares issued for conversion of debentures               30,106          21,213

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


3.  Real Estate Investments
    -----------------------

    During the three months ended March 31, 1994, the Company provided permanent mortgage financing of $30,300,000 for 20 long-term care facilities located in Texas and refinanced for $50,500,000 an existing mortgage with a balance of $32,836,000 secured by 28 long-term care facilities located in Illinois and refinanced for $5,765,000 an existing mortgage with a balance of $4,246,000 secured by a long-term care facility in Connecticut. In addition, the Company also provided net development financing of $2,240,000 resulting in aggregate funding of $19,822,000 through March 31, 1994 for seven long-term care facilities, three medical office buildings under construction and for additions to existing long-term care facilities.

    Also during the quarter ended March 31, 1994, the Company funded additions of $223,000 to three rehabilitation facilities located in New York and received principal payments on real estate mortgages of $987,000.

    At March 31, 1994, the Company was committed to providing additional financings of approximately $54,700,000 relating to seven long-term care facilities and three medical office buildings currently under construction and additional funding for additions to four existing long-term care facilities in the real estate portfolio.

4.  Indebtedness and Shareholders' Equity
    -------------------------------------

    In March 1994, the Company issued $90,000,000 of 7 1/2% convertible debentures due 2001 which are convertible into Shares of the Company at $36.18 per Share. The net proceeds from this debenture issuance were used to repay $88,000,000 outstanding under its unsecured credit facilities. During the quarter ended March 31, 1994, the Company also paid a principal installment in the amount of $12,500,000 relating to its senior unsecured notes and borrowed $69,000,000 from its unsecured credit facilities.

    During the three months ended March 31, 1994, $14,500,000 of principal amount of 9% convertible debentures were converted into 537,028 Shares and $15,606,000 of principal amount of 7% convertible debentures were converted into 509,580 Shares.

    The Company has a total of $130,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.5%, of which $104,000,000 is available at March 31, 1994. Fees associated with the facilities are .5% per annum of the total unused commitment.

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


5.  Distributions Paid to Shareholders
    ----------------------------------

    On February 15, 1994 the Company paid a dividend of $.6475 per Share to shareholders of record on January 31, 1994. This dividend related to the period from October 1, 1993 through December 31, 1993.

6.  Subsequent Event
    ----------------

    In April 1994, the Company declared a dividend of $.6525 per Share payable on May 13, 1994 to shareholders of record on April 29, 1994. This dividend relates to the period from January 1, 1994 through March 31, 1994.

                                   MEDITRUST
           ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



                             RESULTS OF OPERATIONS
                             ---------------------

Revenues for the three months ended March 31, 1994 were $40,995,000 compared to $36,625,000 for the three months ended March 31, 1993, an increase of $4,370,000 or 11.9%. Revenue growth resulted from increased rental income of $3,000,000 and increased interest income of $1,370,000 as a result of additional real estate investments made during the past twelve months.

For the three months ended March 31, 1994, total expenses increased by $1,503,000. Interest expense increased by $296,000 and resulted from a slightly higher level of debt outstanding during the quarter ended March 31, 1994 than in the quarter ended March 31, 1993. Depreciation and amortization increased by $815,000 primarily due to depreciation of the additional real estate investments made during the previous twelve-month period. General and administrative expenses increased by $392,000 principally attributable due to a higher level of operating expenses.

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

As of March 31, 1994, the Company's gross real estate investments totaled approximately $1.3 billion including 182 long-term care facilities, 20 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, four retirement living facilities and three medical office buildings.

The Company had shareholders' equity of $613,356,000 and a debt to equity ratio of approximately 1.1 to 1.0 as of March 31, 1994.

The Company provides funding for its investments through a combination of long-term and short-term financing including both debt and equity. The Company obtains long-term financing through the issuance of Shares , the issuance of convertible debentures, the issuance of long-term secured and unsecured notes and the assumption of mortgage notes. The Company obtains short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. It is the Company's objective to match mortgage and lease terms with the terms of its borrowings. The Company seeks to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development mortgage loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

During the three-month period ended March 31, 1994, the Company issued $90,000,000 of 7 1/2% convertible debentures due 2001. The aggregate net proceeds to the Company from this offering amounted to approximately $88,000,000, all of which was used to repay amounts outstanding under the unsecured credit facilities. Also during the quarter ended March 31, 1994, the Company borrowed $69,000,000 under its unsecured credit facilities and paid a principal installment of $12,500,000 on its senior unsecured notes.

                                   MEDITRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued



As of March 31, 1994, the Company's outstanding commitments for additional financing totaled approximately $54,700,000 for the completion of ten facilities under construction and additional funding for additions to four facilities in the real estate portfolio. Under the Company's unsecured credit facilities, a total of $104,000,0000 was available at March 31, 1994.

The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings, funding of existing development loans and future dividends. For the balance of 1994, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of Shares of Beneficial Interest or by the issuance of additional long-term debt.

                                   MEDITRUST
                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits
Exhibit
No.              Title                                  Method of Filing
- -------          -----                                  ----------------
4.1             Form of Indenture dated March 9,
                1994 between The Company and
                Shawmut Bank, N.A. as trustee           Incorporated by reference to Exhibit 4 to the Registration
                                                        Statement on Form S-3 (File No. 33-50835)

4.2             Form of 7 1/2% Convertible
                Debenture due 2001                      Included in Exhibit 4.1

11              Statement Regarding Computation
                of Per Share Earnings                   Filed herewith

      (b)  Reports on Form 8-K

During the quarter ended March 31, 1994, the Company filed a Form 8-K dated January 27, 1994 in which the Company reported it had entered into a Consent Agreement with Sun Healthcare Group, Inc. ("Sun") pursuant to a proposed merger of The Mediplex Group, Inc. and Sun and a Form 8-K dated March 3, 1994 in which the Company reported certain financial results for the three-month period and the year ended December 31, 1993.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MEDITRUST



Date: April 26, 1994               By:  /s/ Lisa M. Pavelka
                                   ---------------------------------------------
                                   Lisa M. Pavelka, Vice President and Treasurer
                                   (and Chief Accounting Officer)

                                   MEDITRUST
             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                   (000 omitted except for per share amounts)


                                                                  Quarter ended
                                                                    March 31,
                                                               --------------------
                                                               1994            1993
                                                               ----            ----
Primary
Weighted average shares                                        33,438          29,448
Dilutive effect of:
 Stock options                                                    103             129
 Warrants                                                          49             102
                                                             --------        --------
Weighted average number of shares and
 equivalent shares outstanding                                 33,590          29,679
                                                             ========         =======
Net income                                                    $17,705         $14,838
                                                             ========         =======

Net income per share (A)                                      $  0.53         $  0.50
                                                             ========         =======

(A) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

Fully Diluted

Weighted average number of shares used
 in primary calculation                                        33,590          29,679
Assumed conversion of debentures                                6,652           4,883
                                                              -------        --------
Fully diluted weighted average shares
 and equivalent shares outstanding                             40,242          34,562
                                                              =======         =======
Net income                                                    $17,705         $14,838
Interest and debt amortization on assumed
   conversion of debentures                                     4,259           3,724
                                                              -------        --------

Adjusted net income for fully diluted calculation             $21,964         $18,562
                                                              =======         =======

Net income per share (B)                                      $  0.55           $0.54
                                                              =======         =======

(B) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces anti-dilutive results.