Form 10-Q
period 1994-06-30
MEDITRUST
filed 1994-08-01
CIK 774350

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

          X       Quarterly report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For The Quarterly Period Ended JUNE 30, 1994

                                       or

         ___      Transition report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Transition period from ____ to ____

                         Commission file number 0-14022

                                   MEDITRUST
                                   ---------
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                              04-6532031
         --------------------------------             ----------------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification Number)

                   197 First Avenue
           Needham Heights, Massachusetts             02194-9127
         --------------------------------             ----------
         (Address of principal executive offices)     (Zip Code)

         Registrant's telephone number, including area code:  (617) 433-6000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No___

         As of June 30, 1994, there were outstanding 34,347,995 Shares of Beneficial Interest, without par value.

                                   MEDITRUST
                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information                                           Page (s)
                                                                         --------
     Item 1.  Financial Statements

          Consolidated Balance Sheets at June 30, 1994 (unaudited)
            and December 31, 1993                                               3

          Consolidated Statements of Income for the three months ended
            June 30, 1994 and 1993 (unaudited)                                  4

          Consolidated Statements of Income for the six months ended
            June  30, 1994 and 1993 (unaudited)                                 5

          Consolidated Statements of Cash Flows for the six months ended
            June 30, 1994 and 1993 (unaudited)                                  6

          Notes to Consolidated Financial Statements (unaudited)              7-9

     Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       10-11

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders              12

     Item 6.  Exhibits and Reports on Form 8-K                                 12

     Signatures                                                                12

                                   MEDITRUST
                         PART I. FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                         June 30,       December 31,
                                                           1994            1993
                                                        ----------      ----------
                                                        (Unaudited)      (Audited)
                                           ASSETS
Real estate investments (Notes 3 and 4):
  Land                                                  $   42,060      $   48,257
  Buildings and improvements, net of accumulated
   depreciation of $58,742 and $73,294, respectively       514,448         564,345
  Real estate mortgages                                    775,394         601,706
                                                        ----------      ----------
      Total real estate investments                      1,331,902       1,214,308
Other assets, net                                           53,220          66,862
Short-term cash investments                                 44,240          16,306
Fees, interest and other receivables                        16,076          12,925
                                                        ----------      ----------
     Total assets                                       $1,445,438      $1,310,401
                                                        ==========      ==========

                             LIABILITIES & SHAREHOLDERS' EQUITY

Indebtedness (Note 5):
 Senior unsecured notes payable, net                    $  285,003      $  297,155
 Senior mortgage notes payable, net                         31,905          31,804
 Convertible debentures, net                               251,248         199,822
 Bank notes payable, net                                   139,028          69,375
 Bonds and mortgages payable, net                           59,684          60,089
                                                        ----------      ----------
   Total indebtedness                                      766,868         658,245
Deferred income                                             14,259          14,468
Accrued expenses and other liabilities                      44,089          51,893
                                                        ----------      ----------
     Total liabilities                                     825,216         724,606
                                                        ----------      ----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 5 and 6):
   Shares of Beneficial Interest without par value:
      Unlimited Shares authorized; 34,348
       and 32,836 Shares issued and
        outstanding in 1994 and 1993, respectively         707,825         666,220
      Distributions in excess of net income                (87,603)        (80,425)
                                                        ----------      ----------
   Total shareholders' equity                              620,222         585,795
                                                        ----------      ----------
     Total liabilities and shareholders' equity         $1,445,438      $1,310,401
                                                        ==========      ==========

      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
    December 31, 1993, are an integral part of these financial statements.
                                      -3-

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended June 30, 1994 and 1993
                                  (Unaudited)
                                                        1994         1993
                                                        ----         ----
                                                      (Dollars in thousands
                                                     except per Share amounts)
    Revenues:
      Rental  income                                    $21,499    $19,733
      Interest income                                    20,879     17,579
                                                        -------    -------
              Total revenues                             42,378     37,312
                                                        -------    -------

    Expenses:
      Interest expense                                   16,629     15,610
      Depreciation and amortization                       4,573      4,027
      General and administrative expenses                 2,168      1,674
                                                        -------    -------
              Total expenses                             23,370     21,311
                                                        -------    -------
    Net income                                          $19,008    $16,001
                                                        =======    =======

    Net income per Share, based on 34,192,000
      and 31,144,000 weighted average Shares
      outstanding in 1994 and 1993, respectively           $.56       $.51
                                                           ====       ====


      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
    December 31, 1993, are an integral part of these financial statements.

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                for the six months ended June 30, 1994 and 1993
                                  (Unaudited)

                                                        1994         1993
                                                        ----         ----
                                                      (Dollars in thousands
                                                     except per Share amounts)
    Revenues:
      Rental income                                     $42,813    $38,047
      Interest income                                    40,560     35,889
                                                        -------    -------
         Total revenues                                  83,373     73,936
                                                        -------    -------
    Expenses:
      Interest expense                                   33,044     31,728
      Depreciation and amortization                       8,995      7,634
      General and administrative expenses                 4,621      3,735
                                                        -------    -------
    Total expenses                                       46,660     43,097
                                                        -------    -------
    Net income                                          $36,713    $30,839
                                                        =======    =======

    Net income per Share, based on 33,817,000
      and 30,300,000 weighted average Shares
      outstanding in 1994 and 1993, respectively          $1.09      $1.02
                                                          =====      =====

      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
    December 31, 1993, are an integral part of these financial statements.

                                   MEDITRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1994 and 1993
                                  (Unaudited)
                                                          1994           1993
                                                          ----           ----
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 36,713        $ 30,839
   Depreciation, amortization and provision for losses    10,283           9,846
   Other items, net                                          235            (153)
                                                        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   AVAILABLE FOR DISTRIBUTION                             47,231          40,532
   Net change in other assets and liabilities                345          (8,199)
                                                        --------        --------
    Net cash provided by operating activities             47,576          32,333
                                                        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from equity offering                                         100,374
   Equity offering costs                                                  (5,016)
   Proceeds from convertible debenture offering           90,000          92,120
   Debt issuance costs                                    (2,961)         (3,162)
   Proceeds from bank notes payable                      183,000          29,000
   Proceeds from warrant conversions and stock
      options                                              4,445           4,483
   Payment of bank notes payable                        (113,000)        (95,000)
   Payment of senior unsecured notes                     (12,500)
   Principal payments on bonds and mortgages payable
    and notes and advances payable                          (517)           (361)
   Distributions to shareholders                         (43,891)        (36,958)
                                                        --------        --------
    Net cash provided by financing activities            104,576          85,480
                                                        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and additions to real estate           (13,122)         (9,014)
   Investment in real estate mortgages and development
    financing                                           (114,349)       (115,271)
   Prepayment proceeds and principal payments on real
    estate mortgages and note                              2,064           2,594
   Working capital advances                              (22,637)
   Collection of receivables and repayment of working
    capital advances                                      23,826
                                                        --------        --------
    Net cash used in investing activities               (124,218)       (121,691)
                                                        --------        --------
    Net increase (decrease) in short-term cash
      investments                                         27,934          (3,878)
   Short-term cash investments at:
    Beginning of period                                   16,306          24,858
                                                        --------        --------
    End of period                                       $ 44,240        $ 20,980
                                                        ========        ========

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

    Basis of Presentation
    ---------------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and the results of operations for each of the three and six-month periods ended June 30, 1994 and 1993 and cash flows for each of the six-month periods ended June 30, 1994 and 1993. The results of operations for the six-month period ended June 30, 1994 are not necessarily indicative of the results which may be expected for the entire year.

2.  Supplemental Cash Flow Information
    ----------------------------------
                                                        Six Months Ended
                                                            June 30
                                                        ----------------
                                                          1994    1993
                                                          ----    ----
                                                         (In thousands)
    Interest paid during the period                     $30,495  $28,128
    Non-cash investing and financing transactions:
       Acquisition and lease of real estate:
       Value of real estate (sold) acquired:
         Land and buildings                             (94,000)  65,530
         Accumulated depreciation                        22,463
        Increase (reduction) of real estate mortgages
           net of participation reduction                85,000  (55,007)
        Issuance of demand note payable
           related to participation reduction                    (10,523)
    Shares issued for conversion of debentures           37,792   25,063

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


3.  Real Estate Investments
    -----------------------

    During the six months ended June 30, 1994, the Company provided permanent mortgage financing of $72,300,000 for 26 long- term care facilities located in Texas and Massachusetts and refinanced for $50,500,000 an existing mortgage with a balance of $32,836,000 secured by 28 long-term care facilities located in Illinois and refinanced for $5,765,000 an existing mortgage with a balance of $4,246,000 secured by a long-term care facility
    in Connecticut.  In addition, the   Company also provided net development
    financing of $22,866,000 for seven long-term care facilities and five medical office buildings under construction and for additions to existing long-term care facilities. The Company also received principal payments on its real estate mortgages of $2,064,000.

    Also during the six months ended June 30, 1994, the Company funded $11,389,000 for two long-term care facilities located in Connecticut and one long-term care facility located in Massachusetts and funded $395,000 for additions to certain facilities. The Company also acquired for $11,570,000 a long-term care facility located in Massachusetts which was substituted for a long-term care facility located in Connecticut with a mortgage balance of $10,232,000.

    At June 30, 1994, the Company was committed to providing additional financings of approximately $47,349,000 relating to five long-term care facilities and five medical office buildings currently under construction and additional funding for additions to three existing long-term care facilities in the real estate portfolio.

4.  Merger Between Sun Healthcare and Mediplex
    ------------------------------------------

    In June 1994, the merger of Sun Healthcare Group, Inc. ("Sun") and The Mediplex Group, Inc. ("Mediplex") was announced. The merged entities comprise approximately 26% of the Company's $1.4 billion portfolio of gross real estate investments. A condition of the Company's consent to this merger was that all existing Mediplex lease and mortgage terms were extended to between 2004 and 2008 and adjusted to include annual rate escalators.


    In connection with this transaction, the Company (a) terminated its leases with Mediplex on three properties (two alcohol and substance abuse treatment facilities and one psychiatric hospital located in New York) with a net book value of $101,537,000 and replaced these leases with mortgages from Sun totaling $74,000,000, (b) loaned $11,000,000 to Sun which was secured by a mortgage on a rehabilitation facility located in Colorado and (c) entered into sale/leaseback transactions with Sun totaling $30,000,000 for two rehabilitation facilities located in Kentucky and Massachusetts and for a long-term care facility located in Connecticut. As a result of these transactions, the Company recorded a non-cash gain of approximately $13,463,000 which will be amortized over the term of the aforementioned New York facility mortgages.

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


5.  Indebtedness and Shareholders' Equity
    -------------------------------------

    In March 1994, the Company issued $90,000,000 of 7 1/2% convertible debentures due 2001 which are convertible into Shares of the Company at $36.18 per Share. The net proceeds from this debenture issuance were used to repay bank debt outstanding under its unsecured credit facilities. During the six months ended June 30, 1994, the Company also paid a principal installment in the amount of $12,500,000 relating to its senior unsecured notes.

    During the six months ended June 30, 1994, $15,300,000 of principal amount of 9% convertible debentures were converted into 566,654 Shares and $22,492,000 of principal amount of 7% convertible debentures were converted into 734,426 Shares.

    The Company has a total of $177,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.25% of which approximately $80,700,000 is available at June 30, 1994.

6.  Distributions Paid to Shareholders
    ----------------------------------

    On May 13, 1994, the Company paid a dividend of $.6525 per Share to shareholders of record on April 29, 1994. This dividend related to the period from January 1, 1994 through March 31, 1994.

7.  Subsequent Event
    ----------------

    In July 1994, the Company declared a dividend of $.6575 per Share payable on August 15, 1994 to shareholders of record on July 29, 1994. This dividend relates to the period from April 1, 1994 through June 30,1994.

                                   MEDITRUST
           ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------


Revenues for the three months ended June 30, 1994 were $42,378,000 compared to $37,312,000 for the three months ended June 30, 1993, an increase of $5,066,000 or 13.6%. Revenue growth resulted from increased rental income of $1,766,000 and increased interest income of $3,300,000 as a result of additional real estate investments made during the past twelve months.

For the three months ended June 30, 1994, total expenses increased by $2,059,000. Interest expense increased by $1,019,000 and resulted primarily from the issuance of $86,250,000 of 6 7/8% debentures in November 1993 and the issuance of $90,000,000 of 7 1/2% debentures in March 1994 and was partially offset from the reduction in interest from the conversion of $46,329,000 of principal amount of 9% debentures and the conversion of $32,241,000 of principal amount of 7% debentures during the past twelve months. Depreciation and amortization increased by $546,000 primarily due to depreciation of the additional real estate investments made during the previous twelve-month period. General and administrative expenses increased by $494,000 principally attributable to a higher level of operating expenses.

Revenues for the six months ended June 30, 1994 were $83,373,000 compared to $73,936,000 for the six months ended June 30, 1993, an increase of $9,437,000 or 12.8%. Revenue growth resulted from increased rental income of $4,766,000 and increased interest income of $4,671,000 as a result of additional real estate investments made during the past twelve months.

For the six months ended June 30, 1994, total expenses increased by $3,563,000. Interest expense increased by $1,316,000 and resulted primarily from the issuance of $86,250,000 of 6 7/8% debentures in November 1993 and the issuance of $90,000,000 of 7 1/2% debentures in March 1994 and was partially offset from the reduction in interest from the conversion of $46,279,000 of principal amount of 9% debentures and the conversion of $36,127,000 of principal amount of 7% debentures during the past twelve months. Depreciation and amortization increased by $1,361,000 primarily due to depreciation of the additional real estate investments made during the previous twelve-month period. General and administrative expenses increased by $886,000 principally attributable to a higher level of operating expenses.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

As of June 30, 1994, the Company's gross real estate investments totaled approximately $1.4 billion including 193 long-term care facilities, 23 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, four retirement living facilities and five medical office buildings.

The Company had shareholders' equity of $620,222,000 and a debt to equity ratio of approximately 1.2 to 1.0 as of June 30, 1994.

                                   MEDITRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


The Company provides funding for its investments through a combination of long-term and short-term financing including both debt and equity. The Company obtains long-term financing through the issuance of Shares, the issuance of convertible debentures, the issuance of long-term secured and unsecured notes and the assumption of mortgage notes. The Company obtains short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. It is the Company's objective to match mortgage and lease terms with the terms of its borrowings. The Company seeks to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development mortgage loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

During the six-month period ended June 30, 1994, the Company issued $90,000,000 of 7 1/2% convertible debentures due 2001. The net proceeds to the Company from this offering was used to repay amounts outstanding under its unsecured credit facilities.

As of June 30, 1994, the Company's outstanding commitments for additional financing totaled approximately $47,349,000 for the completion of ten facilities under construction and additional funding for additions to three facilities in the real estate portfolio. Under the Company's unsecured credit facilities, a total of approximately $80,700,000 was available at June 30, 1994.

The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings, funding of existing development loans and future dividends. For the balance of 1994, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of Shares of Beneficial Interest, by the issuance of additional long-term debt or through a securitization transaction.

                                   MEDITRUST
                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        At the Annual Meeting of Shareholders of the Company held on May 26,
        1994, the recorded vote to fix the number of trustees at nine and to vote for the election of all nominees as listed below was as follows:

                                     For        Against
                                     ---        -------
          Abraham D. Gosman       27,496,351    144,940
          David F. Benson         27,505,411    135,880
          Edward W. Brooke        27,486,338    154,953
          Hugh L. Carey           27,462,179    179,112
          Robert Cataldo          27,499,866    141,425
          Philip L. Lowe          27,480,338    160,953
          Thomas J. Magovern      27,498,929    142,362
          Gerald Tsai, Jr.        27,497,250    144,041
          Frederick W. Zuckerman  27,499,256    142,035

        There were no abstentions or broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits
Exhibit
No.                    Title                            Method of Filing
- - -------                -----                            ----------------
11     Statement Regarding Computation of Per Share
       Earnings                                         Filed herewith

        (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDITRUST

Date: August 1, 1994            By:/s/ Lisa M. Pavelka
                                   ---------------------------------------------
                                   Lisa M. Pavelka, Vice President and Treasurer (and Chief Accounting Officer)