Form 10-Q
period 1994-09-30
MEDITRUST
filed 1994-10-28
CIK 774350

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - ---   Exchange Act of 1934


               For The Quarterly Period Ended SEPTEMBER 30, 1994

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition period from ____ to ____

                         Commission file number 0-14022

                                   MEDITRUST
                                   ---------
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                                     04-6532031
- - ----------------------------------                      -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

            197 First Avenue
   Needham Heights, Massachusetts                       02194-9127
- - ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
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

As of September 30, 1994, there were outstanding 35,082,784 Shares of Beneficial Interest, without par value.

                                                     MEDITRUST
                                                     FORM 10-Q

                                                       INDEX




Part I.  Financial Information                                                                   Page(s)
                                                                                                 -------
         Item 1.  Financial Statements

                 Consolidated Balance Sheets at September 30, 1994 (unaudited)
                    and December 31, 1993                                                              3

                 Consolidated Statements of Income for the three months ended
                    September 30, 1994 and 1993 (unaudited)                                            4

                 Consolidated Statements of Income for the nine months ended
                    September 30, 1994 and 1993 (unaudited)                                            5

                 Consolidated Statements of Cash Flows for the nine months ended
                    September 30, 1994 and 1993 (unaudited)                                            6

                 Notes to Consolidated Financial Statements (unaudited)                              7-9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                      10-11

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                    12

         Signatures                                                                                   12

                                                           MEDITRUST
                                                 PART I. FINANCIAL INFORMATION
                                                  CONSOLIDATED BALANCE SHEETS
                                                         (In thousands)

                                                                           SEPTEMBER 30,      December  31,
                                                                               1994                1993
                                                                            ----------        -------------
                                                                           (UNAUDITED)         (Audited)
                                                                ASSETS
Real estate investments (Notes 3 and 4):
   Land       . . . . . . . . . . . . . . . . . . . . . . . .              $     42,060        $    48,257

   Buildings and improvements, net of accumulated
     depreciation of $62,321 and $73,294, respectively  . . .                   524,508            564,345
   Real estate mortgages  . . . . . . . . . . . . . . . . . .                   768,880            601,706
                                                                           ------------        -----------
       Total real estate investments  . . . . . . . . . . . .                 1,335,448          1,214,308
Other assets, net . . . . . . . . . . . . . . . . . . . . . .                    50,249             66,862
Short-term cash investments . . . . . . . . . . . . . . . . .                    31,209             16,306
Fees, interest and other receivables  . . . . . . . . . . . .                    14,022             12,925
                                                                           ------------        -----------
         Total assets . . . . . . . . . . . . . . . . . . . .              $  1,430,928        $ 1,310,401
                                                                           ============        ===========

                                               LIABILITIES & SHAREHOLDERS' EQUITY

Indebtedness (Note 5):
  Senior unsecured notes payable, net   . . . . . . . . . . .              $    285,179         $  297,155
  Senior mortgage notes payable, net  . . . . . . . . . . . .                    31,955             31,804
  Convertible debentures, net   . . . . . . . . . . . . . . .                   231,361            199,822
  Bank notes payable, net   . . . . . . . . . . . . . . . . .                   126,135             69,375
  Bonds and mortgages payable, net  . . . . . . . . . . . . .                    59,476             60,089
                                                                           ------------         ----------
         Total indebtedness   . . . . . . . . . . . . . . . .                   734,106            658,245
Deferred income . . . . . . . . . . . . . . . . . . . . . . .                    12,486             14,468
Accrued expenses and other liabilities  . . . . . . . . . . .                    46,427             51,893
                                                                           ------------        -----------
         Total liabilities  . . . . . . . . . . . . . . . . .                   793,019            724,606
                                                                           ------------        -----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 5 and 6):
    Shares of Beneficial Interest without par value:
       Unlimited Shares authorized; 35,083
       and 32,836 Shares issued and
       outstanding in 1994 and 1993, respectively   . . . . .                   728,508           666,220
       Distributions in excess of net income  . . . . . . . .                   (90,599)          (80,425)
                                                                           ------------        ----------
         Total shareholders' equity   . . . . . . . . . . . .                   637,909           585,795
                                                                           ------------        ----------
         Total liabilities and shareholders' equity . . . . .              $  1,430,928        $1,310,401
                                                                           ============        ==========

                       The accompanying notes, together with the Notes to the Consolidated
                   Financial Statements included in the Company's Form 10-K for the year ended
                     December 31, 1993, are an integral part of these financial statements.

                                                       MEDITRUST
                                           CONSOLIDATED STATEMENTS OF INCOME
                               for the three months ended September 30, 1994 and 1993
                                                      (Unaudited)

                                                                                     1994             1993
                                                                                     ----             ----
                                                                                     (Dollars in thousands
                                                                                   except per Share amounts)
      Revenues:
          Rental income . . . . . . . . . . . . . . . . . . . . .                $ 19,547          $21,095
          Interest income . . . . . . . . . . . . . . . . . . . .                  23,611           17,521
                                                                                 --------          -------

               Total revenues . . . . . . . . . . . . . . . . . .                  43,158           38,616
                                                                                 --------          -------

      Expenses:
          Interest expense  . . . . . . . . . . . . . . . . . . .                  17,058           16,503
          Depreciation and amortization . . . . . . . . . . . . .                   4,085            4,263
          General and administrative expenses . . . . . . . . . .                   2,198            1,769
                                                                                 --------          -------

               Total expenses . . . . . . . . . . . . . . . . . .                  23,341           22,535
                                                                                 --------          -------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . .                $ 19,817          $16,081
                                                                                 ========          =======

      Net income per Share, based on 34,744,000
         and 31,833,000 weighted average Shares outstanding
         in 1994 and 1993, respectively   . . . . . . . . . . . .                $    .57          $   .51
                                                                                 ========          =======




                          The accompanying notes, together with the Notes to the Consolidated
                      Financial Statements included in the Company's Form 10-K for the year ended
                        December 31, 1993, are an integral part of these financial statements.


                                                     MEDITRUST
                                         CONSOLIDATED STATEMENTS OF INCOME
                               for the nine months ended September 30, 1994 and 1993
                                                    (Unaudited)



                                                                             1994             1993
                                                                             ----             ----
                                                                             (Dollars in thousands
                                                                           except per Share amounts)
      Revenues:
          Rental income . . . . . . . . . . . . . . . . . . . . .       $  62,359         $ 59,142
          Interest income . . . . . . . . . . . . . . . . . . . .          64,172           53,410
                                                                        ---------         --------

               Total revenues . . . . . . . . . . . . . . . . . .         126,531          112,552
                                                                        ---------         --------

      Expenses:
          Interest expense  . . . . . . . . . . . . . . . . . . .          50,101           48,231
          Depreciation and amortization . . . . . . . . . . . . .          13,080           11,897
          General and administrative expenses . . . . . . . . . .           6,820            5,504
                                                                        ---------         --------

               Total expenses . . . . . . . . . . . . . . . . . .          70,001           65,632
                                                                        ---------         --------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $  56,530         $ 46,920
                                                                        =========         ========

      Net income per Share, based on 34,130,000
         and 30,817,000 weighted average Shares outstanding
         in 1994 and 1993, respectively   . . . . . . . . . . . .       $    1.66         $   1.52
                                                                        =========         ========




                        The accompanying notes, together with the Notes to the Consolidated
                    Financial Statements included in the Company's Form 10-K for the year ended
                       December 31, 1993, are an integral part of these financial statements.


                                                     MEDITRUST
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               for the nine months ended September 30, 1994 and 1993
                                                    (Unaudited)

                                                                                     1994           1993
                                                                                     ----           ----
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...  . . . . . . . . . . . . . . . . . . . . . . . .               $  56,530       $  46,920
   Depreciation, amortization and provision for losses  . . . . .                  18,862          18,636
   Gain from mortgage prepayments   . . . . . . . . . . . . . . .                  (3,726)         (2,714)
   Other items, net   . . . . . . . . . . . . . . . . . . . . . .                     561            (509)
                                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   AVAILABLE FOR DISTRIBUTION . . . . . . . . . . . . . . . . . .                  72,227          62,333
   Net change in other assets and liabilities . . . . . . . . . .                   5,597          (6,361)
                                                                                ---------       ---------
      Net cash provided by operating activities . . . . . . . . .                  77,824          55,972
                                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debenture offering   . . . . . . . .                  90,000          92,120
   Debt issuance costs    . . . . . . . . . . . . . . . . . . . .                  (3,033)         (3,162)
   Proceeds from warrant conversions and stock options  . . . . .                   4,666           4,992
   Proceeds from bank notes . . . . . . . . . . . . . . . . . . .                 197,504          47,000
   Repayment of bank notes  . . . . . . . . . . . . . . . . . . .                (140,594)       (104,000)
   Repayment of senior unsecured notes  . . . . . . . . . . . . .                 (12,500)
   Principal payments on bonds and mortgages payable  . . . . . .                    (630)           (634)
   Distributions to shareholders  . . . . . . . . . . . . . . . .                 (66,704)        (57,229)
   Proceeds from equity offering  . . . . . . . . . . . . . . . .                                 100,373
   Equity offering costs  . . . . . . . . . . . . . . . . . . . .                                  (5,016)
                                                                                ---------       ---------
      Net cash provided by financing activities   . . . . . . . .                  68,709          74,444
                                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of and additions to real estate  . . . . . . . . .                 (18,693)        (11,645)
   Investment in real estate mortgages and development financing    .            (134,750)       (123,537)
   Prepayment proceeds and principal payments on real estate
      mortgages and note  . . . . . . . . . . . . . . . . . . . .                  22,054          32,919
   Working capital advances   . . . . . . . . . . . . . . . . . .                 (33,959)        (38,703)
   Collection of receivables and repayment of working capital
      advances  . . . . . . . . . . . . . . . . . . . . . . . . .                  33,718           7,805
                                                                               ----------       ---------
      Net cash used in investing activities   . . . . . . . . . .                (131,630)       (133,161)
                                                                               ----------       ---------
      Net increase (decrease) in short-term cash investments......                 14,903          (2,745)
   Short-term cash investments at:
      Beginning of period   . . . . . . . . . . . . . . . . . . .                  16,306          24,858
                                                                               ----------       ---------
      End of period   . . . . . . . . . . . . . . . . . . . . . .              $   31,209       $  22,113
                                                                               ==========       =========
Supplemental disclosure of cash flow information (see Note 2).

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

                                   MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.     Summary of Significant Accounting Policies
       ------------------------------------------

       Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust (the "Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Report on Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Company.

       Basis of Presentation
       ---------------------

       In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and the results of operations for each of the three and nine-month periods ended September 30, 1994 and 1993 and cash flows for each of the nine-month periods ended September 30, 1994 and 1993. The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of the results which may be expected for the entire year. Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

2.     Supplemental Cash Flow Information
       ----------------------------------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               -------------------
                                                                               1994           1993
                                                                               ----           ----
                                                                                  (In thousands)
       Interest paid during the period  . . . . . . . . . . . . .             $44,021      $47,928
       Non-cash investing and financing transactions:
          Acquisition and lease of real estate (see Notes 4 and 5):
            Value of real estate (sold) acquired:
               Land and buildings . . . . . . . . . . . . . . . .             (94,000)     106,566
               Accumulated depreciation . . . . . . . . . . . . .              22,463
            Increase (reduction) of real estate mortgages
               net of participation reduction . . . . . . . . . .              85,000      (88,493)
            Issuance of demand note payable
               related to participation reduction . . . . . . . .                          (18,073)
          Shares issued for:
             Conversion of debentures . . . . . . . . . . . . . .              58,572       61,147
             Executive compensation . . . . . . . . . . . . . . .                 708          619

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


3.     Real Estate Investments
       -----------------------

       During the nine months ended September 30, 1994, the Company provided permanent mortgage financing of $79,620,000 for 27 long-term care facilities located in Texas, Massachusetts and California and refinanced for $50,500,000 an existing mortgage with a balance of $32,836,000 secured by 28 long-term care facilities located in Illinois and refinanced for $5,765,000 an existing mortgage with a balance of $4,246,000 secured by a long-term care facility in Connecticut. In addition, the Company also provided net development financing of $35,947,000 for seven long-term care facilities and five medical office buildings under construction and for additions to existing long-term care facilities. During the nine months ended September 30, 1994, the Company received principal payments on real estate mortgages of $3,733,000 and proceeds of $18,321,000 from the prepayment of mortgage loans on a retirement living facility located in Texas and two long-term care facilities located in Connecticut.

       Also during the nine months ended September 30, 1994, the Company funded $16,927,000 for three long-term care facilities located in Connecticut and one long-term care facility located in Massachusetts and funded $428,000 for additions to certain facilities. The Company also acquired for $11,570,000 a long-term care facility located in Massachusetts which was substituted for a long-term care facility located in Connecticut with a mortgage balance of $10,232,000.

       At September 30, 1994, the Company was committed to providing additional financings of approximately $34,700,000 relating to four long-term care facilities and five medical office buildings currently under construction and additional funding for additions to four existing long-term care facilities in the real estate portfolio.

4.     Merger Between Sun Healthcare and Mediplex
       ------------------------------------------

       In June 1994, Sun Healthcare Group, Inc. ("Sun") merged with The Mediplex Group, Inc. ("Mediplex"). The merged entities comprise approximately 26% of the Company's $1.4 billion portfolio of gross real estate investments. A condition of the Company's consent to this merger was that all existing Mediplex lease and mortgage terms were extended to between 2004 and 2008 and adjusted to include annual rate escalators.

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

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


5.     Indebtedness and Shareholders' Equity
       -------------------------------------

       In March 1994, the Company issued $90,000,000 of 7 1/2% convertible debentures due 2001 which are convertible into Shares of the Company at $36.18 per Share. The net proceeds from this debenture issuance were used to repay bank debt outstanding under its unsecured credit facilities. During the nine months ended September 30, 1994, the Company also paid a principal installment in the amount of $12,500,000 relating to its senior unsecured notes.

       During the nine months ended September 30, 1994, $25,080,000 of principal amount of 9% convertible debentures were converted into 928,870 Shares and $33,492,000 of principal amount of 7% convertible debentures were converted into 1,093,609 Shares.

       The Company has a total of $177,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.50% of which approximately $69,264,000 is available at September 30, 1994.

6.     Distributions Paid to Shareholders
       ----------------------------------

       On August 15, 1994, the Company paid a dividend of $.6575 per Share to shareholders of record on July 29, 1994. This dividend related to the period from April 1, 1994 through June 30, 1994.

7.     Subsequent Events
       -----------------

       On October 3, 1994, the Company declared a dividend of $.6625 per Share payable on November 15, 1994 to shareholders of record on October 11, 1994. This dividend relates to the period from July 1, 1994 through September 30,1994.

       On October 26, 1994, the Company completed the sale of 4,500,000 newly issued Shares at a price of $30.875 per Share. The proceeds will be used to repay short-term borrowings and for investments in additional health care facilities.

                                   MEDITRUST
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

Revenues for the three months ended September 30, 1994 were $43,158,000 compared to $38,616,000 for the three months ended September 30, 1993, an increase of $4,542,000 or 11.8%. Rental income decreased by $1,548,000 primarily from the termination of leases in June 1994 on three facilities which became mortgage investments and is more fully described in Note 4. Interest income increased by $6,090,000 and resulted primarily from additional real estate investments made during the past twelve months.

For the three months ended September 30, 1994, total expenses increased by $806,000. Interest expense increased by $555,000 and resulted primarily from the issuance of $86,250,000 of 6 7/8% debentures in November 1993 and the issuance of $90,000,000 of 7 1/2% debentures in March 1994 and was partially offset by the reduction in interest from the conversion of $25,975,000 of principal amount of 9% debentures and the conversion of $41,127,000 of principal amount of 7% debentures during the past twelve months. Depreciation and amortization decreased by $178,000 primarily due to a reduction in depreciation expense relating to the termination of the three leases in June 1994 as described above. General and administrative expenses increased by $429,000 principally attributable to a higher level of operating expenses.

Revenues for the nine months ended September 30, 1994 were $126,531,000 compared to $112,552,000 for the nine months ended September 30, 1993, an increase of $13,979,000 or 12.4%. Revenue growth resulted from increased rental income of $3,217,000 and increased interest income of $10,762,000 as a result of additional real estate investments made during the past twelve months.

For the nine months ended September 30, 1994, total expenses increased by $4,369,000. Interest expense increased by $1,870,000 and resulted primarily from the issuance of $86,250,000 of 6 7/8% debentures in November 1993 and the issuance of $90,000,000 of 7 1/2% debentures in March 1994 and was partially offset by the reduction in interest from the conversion of $25,975,000 of principal amount of 9% debentures and the conversion of $41,127,000 of principal amount of 7% debentures during the past twelve months. Depreciation and amortization increased by $1,183,000 primarily due to depreciation on the additional real estate investments made during the previous twelve-month period. General and administrative expenses increased by $1,316,000 principally attributable to a higher level of operating expenses.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

As of September 30, 1994, the Company's gross real estate investments totaled approximately $1.4 billion including 192 long-term care facilities, 23 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, three retirement living facilities and five medical office buildings.

                                   MEDITRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


The Company had shareholders' equity of $637,909,000 and a debt to equity ratio of 1.15 to 1.0 as of September 30, 1994.

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

During the nine-month period ended September 30, 1994, the Company issued $90,000,000 of 7 1/2% convertible debentures due 2001. The net proceeds to the Company from this offering were used to repay amounts outstanding under its unsecured credit facilities.

As of September 30, 1994, the Company's outstanding commitments for additional financing totaled approximately $34,700,000 for the completion of nine facilities under construction and additional funding for additions to four facilities in the real estate portfolio. Under the Company's unsecured credit facilities, a total of approximately $69,264,000 was available at September 30, 1994.

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

                           PART II. OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)  Exhibits
Exhibit
No.                                   Title                            Method of Filing
- - --------                              -----                            ----------------
11          Statement Regarding Computation of Per Share
            Earnings........................................           Filed herewith

           (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 1994.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDITRUST

Date:  October 28, 1994                      By:  /s/ Lisa P. McAlister
                                                  ----------------------------
                                                  Lisa P. McAlister,
                                                  Vice President and Treasurer
                                                  (and Chief Accounting Officer)