Form 10-K
period 1994-12-31
MEDITRUST
filed 1995-03-16
CIK 774350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: DECEMBER 31, 1994
                        Commission file number: 0-14022

                                   MEDITRUST
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                           04-6532031
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

197 FIRST AVENUE, NEEDHAM HEIGHTS,  MA.                02194-9127
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code (617) 433-6000

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Shares of Beneficial Interest
without par value                            New York Stock Exchange
9% Convertible Debentures due 2002           New York Stock Exchange
7% Convertible Debentures due 1998           New York Stock Exchange
7 1/2% Convertible Debentures due 2001       New York Stock Exchange


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

     Yes  X                             No
         ---                               ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. _____

Aggregate market value of voting shares held by non-affiliates as of February 28, 1995: $1,246,646,000 Number of Shares of Beneficial Interest outstanding of registrant as of February 28, 1995: 39,782,555

The following documents are incorporated by reference into the indicated Part of this Form 10-K.

        DOCUMENT                                                         PART
Annual Report to Shareholders for the Year Ended December 31, 1994     II and IV
Definitive Proxy Statement for the May 25, 1995 Annual Meeting of
   Shareholders, to be filed pursuant to Regulation 14A                   III

                                     PART I

ITEM 1.

                                    BUSINESS

GENERAL

        Unless otherwise specified, information regarding Meditrust's business is given as of February 28, 1995.

        Meditrust (the "Company"), a real estate investment trust organized on August 6, 1985, invests primarily in the health care industry in locations throughout the United States. The objective of the Company is to enable shareholders to participate in the investment in health care related facilities held primarily for the production of income to be distributed to shareholders. In meeting this objective, the Company invests in high quality facilities that are managed by experienced operators and achieves diversity in its property portfolio by sector of the health care industry, geographic location, operator and form of investment.

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

        As of February 28, 1995, the Company has investments in 278 facilities, consisting of 234 long-term care facilities, 23 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, six retirement living centers, six medical office buildings and one acute care hospital. Included in the 278 facilities are ten properties under construction that are expected to be completed during the next three to twelve months. The Company's investments take the form of permanent mortgage loans, sale/leaseback transactions and development loans. The Company only enters into development loans if, upon completion of the facility, the Company's development loan is to be replaced by either a permanent mortgage loan from the Company or a sale/leaseback transaction with the Company.

        The Company's gross real estate investments increased by $262,545,000 during 1994 to $1,550,147,000 at December 31, 1994 as a result of the Company making permanent mortgage loans and development loans and entering into sale/leaseback transactions.

        Permanent Mortgage Loans. During 1994, the Company provided permanent mortgage financing of $221,903,000 for 68 long-term care facilities and one retirement living facility located in Texas, Massachusetts, Florida, Ohio, Indiana, Missouri, Nebraska and California and refinanced for $50,500,000 an existing mortgage with a balance of $32,836,000 secured by 28 long-term care facilities located in Illinois and refinanced for $5,765,000 an existing mortgage with a balance of $4,246,000 collateralized by a long-term care facility in Connecticut.

        Sale/Leaseback Transactions. The Company acquired for $18,327,000 three long-term care facilities located in Connecticut, one long-term care facility located in Massachusetts and one long-term care facility located in New York and provided $545,000 for additions to four facilities located in Michigan, New Hampshire, New York and Washington currently owned by the Company. The Company also acquired for $11,570,000 a long-term care facility located in Massachusetts which was substituted for a long-term care facility located in Connecticut with a mortgage balance of $10,232,000.

        Other Transactions. In June 1994, The Mediplex Group, Inc. ("Mediplex") became a wholly-owned subsidiary of Sun Healthcare Group, Inc. ("Sun"). The merged entities comprise approximately 24% of the Company's portfolio of gross real estate investments as of December 31, 1994. A condition of the Company's consent to this merger was the extension of all existing Mediplex lease and mortgage terms to between 2004 and 2008 and the addition of annual rate escalators.

        In connection with this transaction, the Company (a) terminated its leases with Mediplex on three properties (two alcohol and substance abuse treatment facilities and one psychiatric hospital located in New York) with a net book value of $101,537,000 and replaced these leases with mortgages from Sun totaling $74,000,000, (b) loaned $11,000,000 to Sun which was collateralized by a mortgage on a rehabilitation facility located in Colorado and (c) entered into sale/leaseback transactions with Sun totaling $30,000,000 for two rehabilitation facilities located in Kentucky and Massachusetts and for a long-term care facility located in Connecticut. This transaction resulted in a deferred gain of $13,463,000 currently being recognized over a ten-year period.

        Also during 1994, the Company received principal payments on real estate mortgages of $5,149,000 and proceeds of $18,321,000 from the prepayment of mortgage loans on a retirement living facility located in Texas and two long-term care facilities located in Connecticut. In addition, the Company received proceeds of $4,000,000 from the sale of a long-term care facility in Texas.

        Conversion of Development Loans to Permanent Mortgage Loans. During 1994, the Company provided ongoing development financing of $2,326,000 resulting in an aggregate funding of $5,600,000 for a long-term care facility located in Utah.

        Development Loans. During 1994, the Company provided net construction financing of $47,615,000 for six long-term care facilities under construction and for six medical office buildings under construction and for additions to three existing long-term care facilities. As of February 28, 1995, the Company is committed to providing additional financing of approximately $20,493,000 for the completion of ten facilities.

        Financings. In March 1994, the Company issued $90,000,000 of 7 1/2% convertible debentures due 2001. The Company used the net proceeds to repay short-term borrowings.

        In October 1994, the Company completed the sale of 4,500,000 Shares at $30.875 per Share. The net proceeds were used to repay short-term borrowings and for investments in additional health care facilities.

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

PROHIBITED INVESTMENTS AND ACTIVITIES

        The Declaration of Trust prohibits the Company from engaging in any investment practices or activities that would disqualify the Company as a real estate investment trust under the provisions of the Internal Revenue Code.

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

EMPLOYEES

        As of December 31, 1994, the operations of the Company were maintained by 34 employees. The Company has not experienced any significant labor problems and believes that its employee relations are good.

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

GOVERNMENT REGULATION

        The amount of percentage rent or additional interest, if any, which generally is based on the health care facility operator's gross revenues, is in most cases subject to changes in the reimbursement and licensure policies of federal, state and local governments. In addition, the acquisition of health care facilities is generally subject to state and local regulatory approval.

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

ACUTE CARE HOSPITALS

        Acute care hospitals are subject to extensive federal, state and local legislation and regulation relating to among other things the adequacy of medical care, equipment, personnel, hygiene, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Hospitals must maintain strict standards in order to obtain their state hospital licenses from a department of health or other applicable agency in each state. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Hospital facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation.

ITEM 2.


                                  PROPERTIES

        The table sets forth certain information as of February 28, 1995 regarding the Company's facilities:

                                                                              PURCHASE PRICE          ANNUAL BASE RENT
                                            NUMBER OF         NUMBER OF        OR MORTGAGE          PLUS DEBT SERVICE OR
LOCATION                                    FACILITIES        BEDS(1)           AMOUNT(2)           INTEREST PAYMENT(3)
- --------                                    ----------        ---------       --------------        --------------------
                                                                                       (DOLLARS IN THOUSANDS)
LONG-TERM CARE FACILITIES
Alabama                                            1             230         $    7,759                   $    940
Arizona                                            1             120              2,856  (4)                   314
Colorado                                           3             427             19,139  (5)                 2,297
Connecticut                                       18           2,445            118,641  (6)                14,110
Florida                                            2             360             19,388  (7)                 2,144
Illinois                                          29           2,887             58,848  (8)                 5,547
Indiana                                            1             145              6,270                        706
Maryland                                           1             136              8,494                        977
Massachusetts                                     32           4,812            286,267  (9)                31,187
Michigan                                           7             900             28,369  (10)                3,503
Missouri                                           1             186              8,798                      1,078
New Jersey                                         4             687             27,143  (11)                2,945
Nevada                                             2             373             16,719  (4)                 2,070
New York                                           4             512             50,826                      5,999
North Carolina                                     1             120              3,121  (4)                   375
Ohio                                               5             566             23,400                      2,581
Pennsylvania                                       4             542             21,095  (12)                2,622
Pennsylvania and New Jersey (14)                  12           2,103             84,180  (4)                 9,681
Rhode Island                                       1             160              4,974  (4)                   535
Tennessee                                          2             323             11,130  (4)                 1,196
Texas                                             46           4,440            104,103  (4)                10,959
Utah                                               1             120              5,580  (4)                   642
West Virginia and Pennsylvania (14)                5             407             13,849  (4)                 1,593
Wyoming                                            1             150              5,500                        649
Various (15)                                      16           1,973             46,034  (4)                 5,524
Various (16)                                      18           2,848            103,206  (4)                11,061
Various (17)                                       7             820             42,214  (4)                 4,496
Various (18)                                       9           1,080             28,077  (4)                 3,074
                                                 ---          ------          ---------                    -------
     TOTAL LONG-TERM CARE                        234          29,872          1,155,980                    128,805
                                                 ---          ------          ---------                    -------

ACUTE CARE HOSPITAL

Arizona                                            1             492             65,650                      7,222
                                                   -             ---             ------                      -----

                                                                               PURCHASE PRICE          ANNUAL BASE RENT
                                            NUMBER OF         NUMBER OF         OR MORTGAGE          PLUS DEBT SERVICE OR
LOCATION                                    FACILITIES        BEDS (1)           AMOUNT (2)          INTEREST PAYMENT(3)
- --------                                    ----------        ---------        --------------        --------------------

REHABILITATION HOSPITALS
Arkansas                                           2              122             17,451                     1,999
Arizona                                            1               80              9,965                     1,196
California                                         5              298             68,386 (13)                8,455
Colorado                                           1              118             10,945                     1,149
Kansas                                             1               80             11,649                     1,437
Kentucky                                           1               55             10,000                     1,050
Louisiana                                          2              170             21,920                     2,752
Massachusetts                                      1               80             10,000                     1,050
Michigan                                           1               55              7,821                       816
New Hampshire                                      1              128             11,971                     1,354
New York                                           1               28              4,701                       493
Tennessee                                          1               60              8,784 (4)                 1,098
Texas                                              3              200             34,889                     4,541
Washington                                         1               52              5,861                       615
Wisconsin                                          1              125             13,888                     1,556
                                                  --           ------         ----------                 ---------
      TOTAL REHABILITATION                        23            1,651            248,231                    29,561
                                                  --           ------         ----------                 ---------

ALCOHOL AND SUBSTANCE
   ABUSE TREATMENT FACILITIES

New York                                           2              354             43,963                     4,704
                                                  --           ------         ----------                 ---------

PSYCHIATRIC HOSPITALS

Arizona                                            1              114              7,999 (4)                 1,000
California                                         1               61              5,750                       719
Louisiana                                          1              100              8,750                     1,050
New York                                           1              100             16,283                     1,832
Texas                                              2              156             11,248                     1,456
                                                  --           ------         ----------                  --------
     TOTAL PSYCHIATRIC                             6              531             50,030                     6,057
                                                  --           ------         ----------                  --------


RETIREMENT LIVING FACILITIES
Colorado                                           1              220             15,752 (4)                 1,693
Florida                                            1              184             11,716 (4)                 1,172
Nebraska                                           1              150              3,900 (4)                   427
Nevada                                             1              110              3,353 (4)                   365
Utah                                               1              287              8,747 (4)                   953
Wyoming                                            1              161              9,700                     1,145
                                                  --           ------         ----------                  --------
     TOTAL RETIRMENT LIVING                        6            1,112             53,168                     5,755
                                                  --           ------         ----------                  --------

MEDICAL OFFICE BUILDINGS
California                                         2                              13,070 (19)                1,014
Florida                                            3                              19,083 (19)                  873
Texas                                              1                              10,494 (19)                  833
                                                  --                          ----------                  --------
     TOTAL MEDICAL OFFICE
        BUILDINGS                                  6                              42,647                     2,720
                                                  --                          ----------                  --------

     TOTAL ALL FACILITIES (20)                   278           34,012         $1,659,669                  $184,824
                                                 ===           ======         ==========                  ========


 (1) Based upon information provided by the operators of the facilities, the average occupancy of the Company's facilities for the year ended December 31, 1994, was as follows: long-term care facilities, 87%; rehabilitation hospitals, 62%; alcohol and substance abuse treatment facilities, 69%; psychiatric hospitals, 44%; retirement living facilities, 95%. Generally, average occupancy rates are determined by dividing the number of patient days in each period by the average number of licensed bed days during such period.

 (2) Represents purchase price or mortgage amount at December 31, 1994 for operating facilities and the estimated construction loan amount for facilities under construction. The annual base rentals/interest payments under the leases or mortgages are generally projected to be 10.0% - 12.5% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements.

 (3) Base rent excludes additional and percentage rent and interest but includes an aggregate of $6,765,000 in debt service. Additional and percentage rent and interest for the year ended December 31, 1994 was an aggregate of $8,156,000 for all of the facilities. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation.

 (4)     Permanent mortgage loans.

 (5)     Includes a permanent mortgage loan of $7,231,000.

 (6) Includes permanent mortgage loans aggregating $44,698,000 and a construction loan of $4,735,000.

 (7)     Includes a permanent mortgage loan of $8,388,000

 (8)     Includes a permanent mortgage loan of $50,248,000.

 (9) Includes permanent mortgage loans of $115,652,000 and construction loans of $33,298,000.

(10)     Includes permanent mortgage loans of $20,886,000.

(11)     Includes a permanent mortgage loan of $3,358,000.

(12)     Includes a permanent mortgage loan of $9,563,000.

(13)     Includes a permanent mortgage loan of $29,398,000.

(14)     Represents mortgages collateralized by multi-state facilities.

(15) Represents a permanent mortgage on sixteen properties located in nine states:
         Washington (2), North Carolina (1), Tennessee (2), Nebraska (2), Indiana (5), Florida (1), Kansas (1), Colorado (1) and Missouri (1).

(16) Represents a permanent mortgage on eighteen properties located in ten states:

         Arizona (4), Colorado (2), Florida (1), Georgia (1), Idaho (1), Indiana
         (2), Kansas (1), Tennessee (4), Utah (1) and California (1).

(17) Represents a permanent mortgage on seven properties located in three states:
         Florida (5), Ohio (1) and Indiana (1).

(18) Represents a permanent mortgage on nine properties located in two states:
         Missouri (8) and Texas (1).

(19)     Development loans.

(20) Investments by the Company in facilities operated by Sun Healthcare Group, Inc., Life Care Centers of America, Inc., Continental Medical Systems, Inc., Springwood/Chur Associates, Health Asset Realty Trust, and Geriatric and Medical Centers, Inc., represented 22.3%, 18.2%, 7.9%, 7.7%, 6.2% and 5.0%, respectively, of the Company's total portfolio as of February 28, 1995.

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

        Acute Care Hospitals. Acute care hospitals provide services that include, among others, general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic services, coronary care, pediatric services and psychiatric services. On an outpatient basis, the services include, among others, same day surgery, diagnostic radiology (e.g. magnetic resonance imaging, CT scanning, X-ray), rehabilitative therapy, clinical laboratory services, pharmaceutical services and psychiatric services.

                                     LEASES

        Each facility (which includes the land, buildings, improvements, related easements, and rights and fixtures (the "Leased Properties")) that is owned by the Company is leased to a health care provider pursuant to a long-term triple net lease (collectively, the "Leases") which generally contains terms as outlined below. Generally, the Leased Properties do not include major movable equipment.

        The Leases generally have a fixed term of 10 to 20 years and contain multiple five-year renewal options. Some Leases are subject to earlier termination upon the occurrence of certain contingencies described in the Lease.

        The Company's Leased Properties aggregated approximately $626,000,000 of gross real estate investments at December 31, 1994. The base rents range from approximately 9.75% to 13.5% per annum of the Company's equity investment in the Leased Properties and many may be adjusted upward during the fifth year of the Leases to an amount equal to 300 to 500 basis points over the five-year United States Treasury securities' yield at the time of adjustment. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All Leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base revenues. In addition, the Company typically charges a lease commitment fee at the initiation of the sale/leaseback transaction.

        Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

        The obligations under the Leases are generally guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. Some obligations are further backed by letters of credit, cash collateral or pledges of certificates of deposit from various financial institutions which may cover up to one full year's lease payments and which remain in effect until the expiration of a fixed time period or the fulfillment of certain performance criteria. The Company also may obtain other credit enhancement devices similar to those it may obtain with respect to permanent mortgage loans. See "Permanent Mortgage Loans."

        With respect to two of the facilities, the Company leases the land pursuant to ground leases and in turn subleases the land to the operator of the facility. Such subleases contain terms substantially similar to those found in the Leases.

                            PERMANENT MORTGAGE LOANS

        The Company's permanent mortgage loan program is comprised of secured loans which are structured to provide the Company with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. Virtually all of the approximately $874,000,000 of permanent mortgage loans as of December 31, 1994 are first mortgage loans.

        The interest rates on the Company's investments in permanent mortgage loans for operating facilities range from 9.0% to 13.5% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned.

        The permanent mortgage loans for operating facilities made through December 31, 1994 are generally subject to 10-year terms with 25-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year. Some of the mortgages include an interest adjustment in the fifth year which generally provides for interest to be charged at the greater of the current interest rate or 300 to 400 basis points over the five-year United States Treasury securities' yield at the time of adjustment.

        The Company generally requires a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage. For example, the Company requires one or more of the following items: (a) a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower; (b) a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property; (c) a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgaged property; (d) a pledge of all, or substantially all, of the equity interest held in the borrower; (e) cash collateral or a pledge of a certificate of deposit, for a negotiated dollar amount typically equal to three months to one year's principal and interest on the loan (which cash collateral or pledge of certificate of deposit typically remains in effect until the later to occur of (i) three years after the closing of the mortgage loan or
(ii) the achievement by the facility of an agreed-upon cash flow debt coverage ratio for three consecutive fiscal quarters and, in the event that after the expiration of the letter of credit or pledge of certificate of deposit, the agreed-upon financial covenants are not maintained throughout the loan term, the borrower is often required to reinstate the cash collateral or pledge of certificate of deposit); (f) an agreement by any affiliate of the borrower or operator of the facility to subordinate all payments due to it from the borrower to all payments due to the Company under the mortgage loan; and (g) a security interest in all of the borrower's personal property, including, in some instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans, leases or other agreements between the borrower or any affiliate of the borrower and the Company.

                               DEVELOPMENT LOANS

        The Company makes development loans that by their terms convert either into sale/leaseback transactions or permanent mortgage loans upon the completion of the facilities. Generally, the interest rates on the outstanding balances of the Company's development loans are 200 to 300 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the loan. The development loan period generally commences upon the funding of such loans and terminates upon the earlier of the completion of development of the applicable facility or a specific date. This period is generally 12 to 18 months. During the term of the development loan, funds are advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the applicable loan agreement which require a site visit prior to the advancement of funds. Monthly payments of interest only are made on the total amount of the loan proceeds advanced during the development period.

        Meditrust began its development loan program in August 1987 and since that time has converted many of these development loans into sale/leaseback transactions or permanent mortgage loans representing an investment of $276,400,000 as of December 31, 1994. In addition, at December 31, 1994 the Company had outstanding development loans of $50,000,000 and was committed to providing additional financing of approximately $31,000,000. As with the Company's permanent mortgage financing program, the development loans generally include a variety of additional forms of security and collateral beyond the lien of the mortgage. See "Permanent Mortgage Loans." During the development loan period, the Company generally requires additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by either one, or a combination of, the borrower's parent entity, other affiliates of the borrower or one or more of the individual principals of the borrower.

        As a further safeguard during the development loan period, the Company generally will retain a portion of the loan proceeds equal to 10% of the principal loan amount until it has received satisfactory evidence that the project has been fully completed in accordance with the applicable plans and specifications and the period during which liens may be perfected with respect to any work performed, or labor or materials supplied, in connection with the construction of the project has expired. The Company also monitors the progress of the development of each project, the construction budget and the accuracy of the borrower's draw requests by having its own inspector perform on-site inspections of the project prior to the release of any requested funds.

ITEM 3.

                               LEGAL PROCEEDINGS

        In December 1993, the Chapter 11 Trustee of Towers Financial Corporation commenced an action in the Suffolk County Superior Court for the Commonwealth of Massachusetts against one of the Company's lessees and in January 1994 two subsidiaries of the Company were named as additional defendants. The plaintiff alleges that it holds a prior security interest in the accounts receivable of seven health care facilities, one of which is owned by the Company. The plaintiff demands payment of all such receivables including those collected by the Company (which, as of December 31, 1994, totaled approximately $12,976,000). The Company is vigorously defending this action. It has filed an answer and counterclaim denying any liability to the plaintiff and asserting that the plaintiff does not have a valid prior security interest in any assets of the Company or its borrowers. The Company is a party to a number of other claims and lawsuits arising out of the normal course of business; the Company believes that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's business or on its consolidated financial position.

ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

ITEM 4a.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information relative to the Company's executive officers is given as of February 28, 1995:


        Name                     Age         Position with the Company
        ----                     ---         -------------------------
        Abraham D. Gosman        66          Chairman, Chief Executive
                                              Officer and Trustee
        David F. Benson          45          President and Trustee
        Michael F. Bushee        37          Chief Operating Officer
        Michael S. Benjamin      37          Senior Vice President, Secretary
                                              and General Counsel
        Lisa P. McAlister        31          Vice President and Treasurer
        Stephen H. Press         58          Vice President of Acquisitions
        Keith E. Grant           54          Controller


        Abraham D. Gosman has been Chairman of the Company since its organization in 1985 and became Chief Executive Officer in February 1991. He had been Chief Executive Officer of A.M.A. Advisory Corp., the Company's former advisor (the "Advisor"), from June 1988 until February 1991 and President of the Advisor from its incorporation until July 1988. From August 1989 until April 12, 1991, Mr. Gosman had been Chief Executive Officer of Diamond Treatment Centers, Inc. ("Diamond") and, until he resigned in March 1991, each of its subsidiaries, which own and operate alcohol treatment facilities. On April 12, 1991, involuntary proceedings under Chapter 11 of the Federal Bankruptcy Code were filed against Diamond and each of its subsidiaries, to which filing such companies consented on April 24, 1991. Mr. Gosman was the Chief Executive Officer and Chairman of the Board of The Mediplex Group, Inc. ("Mediplex"), an operator and developer of health care facilities, from August 1990 until June 1994, when Mediplex was acquired by Sun. Mr. Gosman has been in the health care and development business for more than thirty years.

        David F. Benson has been President of the Company since September 1991 and was Treasurer of the Company from January 1986 to May 1992. He was Treasurer of Mediplex from January 1986 through June 1987. He was previously associated with Coopers & Lybrand, independent accountants, from 1979 to 1985.

        Michael F. Bushee has been Chief Operating Officer of the Company since September 1994. He was Senior Vice President of Operations of the Company from November 1993 through August 1994, Vice President from December 1989 to October 1993, Director of Development from January 1988 to December 1989 and has been associated with the Company since April 1987. He was previously associated with The Stop & Shop Companies, Inc., a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants, for four years.

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

        Lisa P. McAlister has been Vice President of the Company since October 1993 and Treasurer since May 1992. She was Controller from December 1990 to May 1992 and Assistant Controller of the Company from November 1988 to December 1990. She was previously associated with Arthur Andersen & Co., independent accountants, from 1985 to 1988.

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

                                    PART II

ITEM 5.

                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     (a) and (b) This information is incorporated herein by reference to "Stock Data" on page 28 of the 1994 Annual Report to Shareholders.

     (c) The Company has declared the following dividends during its two most recent fiscal years:

                                                           Dividends
                       Period                          Declared Per Share
                       ------                          ------------------
Quarter Ended March 31, 1993....................             $ .6275
Quarter Ended June 30, 1993 ....................               .6325
Quarter Ended September 30, 1993................               .6375
Quarter Ended December 31, 1993.................               .6425
                                                             -------
                                                             $2.5400
                                                             =======

Quarter Ended March 31, 1994....................              $.6475
Quarter Ended June 30, 1994.....................               .6525
Quarter Ended September 30, 1994................               .6575
Quarter Ended December 31, 1994.................               .6625
                                                             -------
                                                             $2.6200
                                                             =======



     The Company intends to distribute to its shareholders on a quarterly basis a majority of cash flow from operating activities available for distribution. Cash flow from operating activities available for distribution to shareholders of the Company will be derived primarily from the rental payments and interest payments derived from its real estate investments. All distributions will be made by the Company at the discretion of the Trustees and will depend on the earnings of the Company, its financial condition and such other factors as the Trustees deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts by Sections 856 to 860 of the Internal Revenue Code, the Company is required to make distributions to holders of its Shares of at least 95% of its "real estate investment trust taxable income".

ITEM 6. SELECTED FINANCIAL DATA

                                                                          Year Ended December 31,
                                               -----------------------------------------------------------------------------
                                               1994              1993              1992              1991             1990
                                               ----              ----              ----              ----             ----
                                                                   (in thousands, except per Share data)
OPERATING DATA:
  Revenues................................   $172,993          $150,375          $132,394          $112,910          $89,121
                                             --------          --------          --------          --------          -------
  Expenses:
    Interest expense......................     67,479            62,193            58,159            56,886           43,494
    Depreciation and amortization.........     17,171            16,277            14,032            13,185           10,821
    General and administrative expenses...      7,883             8,269             8,845             4,930            5,824
                                             --------          --------          --------          --------          -------
  Total expenses..........................     92,533            86,739            81,036            75,001           60,139
                                             --------          --------          --------          --------          -------
  Net income before extraordinary item....     80,460            63,636            51,358            37,909           28,982
  Loss on prepayment of debt..............                                                            3,684
                                             --------          --------          --------          --------          -------
  Net income..............................   $ 80,460          $ 63,636          $ 51,358          $ 34,225          $28,982
                                             ========          ========          ========          ========          =======

OTHER DATA:
  Shares of beneficial interest (weighted
    average)..............................     35,314            31,310             26,360           21,710           18,409

PER SHARE DATA:
  Net income before extraordinary item....   $   2.28          $   2.03          $    1.95         $   1.75          $  1.57
  Net income..............................   $   2.28          $   2.03          $    1.95         $   1.58          $  1.57
  Dividends paid(1).......................   $   2.62          $   2.54          $    2.46         $   2.38          $  2.33


                                                                                 December 31,
                                               -----------------------------------------------------------------------------
                                                1994              1993              1992             1991               1990
                                                ----              ----              ----             ----               ----
BALANCE SHEET DATA:
  Real estate investments, net............   $1,484,229        $1,214,308        $1,021,630        $842,518           $746,517
  Total assets............................    1,595,130         1,310,401         1,094,941         928,254            821,741
  Indebtedness............................      765,752           658,245           606,585         463,695            512,010
  Total liabilities.......................      824,983           724,606           663,458         500,736            548,378
  Total shareholders' equity..............      770,147           585,795           431,483         427,518            273,363

- -----------
(1) Dividends, used in this context, may include distributions in excess of current or accumulated net income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Current Report on Form 8-K dated March 8, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is incorporated herein by reference to the "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Current Report on Form 8-K dated March 8, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Shareholders and Trustees of Meditrust:



Our report on the consolidated financial statements of Meditrust has been incorporated by reference in this Form 10-K from Meditrust's Current Report on Form 8-K dated March 8, 1995. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 31 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                             Coopers & Lybrand L.L.P.



Boston, Massachusetts
January 16, 1995


                                   MEDITRUST
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                 Balance at       Charged to        Additions                           Balance at
                                Beginning of      Costs and     Charged to Other                          End of
        Description                Period          Expenses         Accounts          Deductions          Period
        -----------             ------------      ----------    ----------------      ----------        ----------

General valuation
  allowance included
  in Accrued Expenses
  and Other Liabilities
  for the year ended
  December 31:

1992                             $1,031,000       $5,113,132                          $3,438,186 (A)    $2,705,946

1993                              2,705,946        9,329,724                                            12,035,670

1994                             12,035,670        3,783,176                          11,272,009 (B)     4,546,837


(A) Costs primarily associated with the disposition of certain real estate investments.
(B) Includes $9,100,000 reclassified as a reduction to Other Assets and $2,172,009 relating to the valuation of a real estate investment.


                                                  Additions
                                 Balance at       Charged to        Additions                           Balance at
                                Beginning of      Costs and     Charged to Other                          End of
        Description                Period          Expenses         Accounts          Deductions          Period
        -----------             ------------      ----------    ----------------      ----------        ----------
General valuation
 allowance included
 in Other Assets for the
 year ended
 December 31:

1994                                 0                          $9,100,000 (A)                          $9,100,000




(A) Reclassified from valuation allowance included in Accrued Expenses and Other Liabilities.


                                   MEDITRUST
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                                           Initial Cost
                                            to Company                                  Gross Amount at Which
                                           ------------                              Carried at Close of Period
                                                                Cost         ------------------------------------------
                                                            Capitalized
                                           Building &      Subsequent to                     Building &
Description (1)             Encumbrances   Improvements      Acquisiton      Land (2)       Improvements       Total (5)
- --------------              ------------   ------------    -------------     --------       ------------       ---------
LTC
- ---
Alabaster, AL........                      $ 5,799,000      $1,810,000     $  150,000       $ 7,609,000    $   7,759,000
Aurora, CO...........                        5,015,448                        974,552         5,015,448        5,990,000
Evergreen, CO........                        5,540,775                        377,013         5,540,775        5,917,788
Cheshire, CT.........                        6,770,000                        455,000         6,770,000        7,225,000
Danbury, CT..........                        5,295,000                        305,000         5,295,000        5,600,000
Darien, CT...........                        4,202,477                         45,000         4,202,477        4,247,477
Milford, CT..........                        5,538,590                                        5,538,590        5,538,590
Milford, CT..........                       10,000,000                                       10,000,000       10,000,000
Newington, CT........                        8,970,000                        430,000         8,970,000        9,400,000
Southbury, CT........                        3,224,151                      1,020,000         3,224,151        4,244,151
Southfield, CT.......                        7,750,000                        750,000         7,750,000        8,500,000
Westport, CT.........                        4,970,000                        400,000         4,970,000        5,370,000
Wethersfield, CT.....                       12,440,000       6,643,218                       19,083,218       19,083,218
Bradenton, FL........        $3,525,000      9,900,000                      1,100,000         9,900,000       11,000,000
Hoffman Estates, IL..         5,900,012      7,720,000                        880,000         7,720,000        8,600,000
W. Lafayette, IN.....         4,428,608      6,030,000         190,000         50,000         6,220,000        6,270,000
Beverly, MA..........                        6,300,000                        645,000         6,300,000        6,945,000
Newton, MA...........                       12,430,000                        630,000        12,430,000       13,060,000
Lexington, MA........                       11,210,000                        590,000        11,210,000       11,800,000
E. Longmeadow, MA....                       12,400,000       3,595,928        400,000        15,995,928       16,395,928
Holyoke, MA..........                       11,980,670         684,248        121,600        12,664,918       12,786,518
Lowell, MA...........                        9,897,730         594,621        500,000        10,492,351       10,992,351
Lynn, MA.............                       13,293,267         870,248      1,206,734        14,163,515       15,370,249
Northampton, MA......                        2,709,612                        187,500         2,709,612        2,897,112
Peabody, MA..........                        7,245,315                        805,035         7,245,315        8,050,350
Randolph, MA.........                        9,014,760                      1,001,640         9,014,760       10,016,400
Weymouth, MA.........                       10,719,932                        850,000        10,719,932       11,569,932
Wilmington, MA.......                        6,689,925                        743,325         6,689,925        7,433,250
Baltimore, MD........                        4,494,200                      4,000,000         4,494,200        8,494,200
Grand Blanc, MI......                        6,500,000         863,800        120,000         7,363,800        7,483,800
Riverside, MO........                        8,559,900                        238,000         8,559,900        8,797,900
Bound Brook, NJ......                        1,624,000                      1,176,000         1,624,000        2,800,000
Camden, NJ...........                        8,334,780                        450,250         8,334,780        8,785,030
New Milford, NJ......                       11,110,000                      1,090,000        11,110,000       12,200,000



                                    Accum.
                                    Deprec.    Const.   Date
Description (1)                     (4) (5)    Date     Acquired
- --------------                      -------    ------   --------
LTC
- ---
Alabaster, AL........            $ 1,209,431    1971      8/87
Aurora, CO...........                574,692    1990      6/90
Evergreen, CO........                553,733    1991     11/90
Cheshire, CT.........              1,558,503    1975     10/85
Danbury, CT..........              1,218,937    1976     10/85
Darien, CT...........                 70,041    1975      6/94
Milford, CT..........                 57,694    1971      6/94
Milford, CT..........                145,833    1992      6/94
Newington, CT........              2,064,938    1978     10/85
Southbury, CT........                 47,019    1975      6/94
Southfield, CT.......                226,042    1993     11/93
Westport, CT.........              1,144,124    1965     10/85
Wethersfield, CT.....              2,595,221    1965      8/86
Bradenton, FL........              1,732,500    1985     12/87
Hoffman Estates, IL..              1,350,996    1976      1/88
W. Lafayette, IN.....              1,068,258    1964      1/88
Beverly, MA..........              1,450,315    1972     10/85
Newton, MA...........              2,861,500    1977     10/85
Lexington, MA........              2,338,615    1965      8/86
E. Longmeadow, MA....              2,247,480    1986      9/87
Holyoke, MA..........                719,730    1973      9/92
Lowell, MA...........                591,390    1975      9/92
Lynn, MA.............                622,757    1960      4/93
Northampton, MA......                 39,515    1974      6/94
Peabody, MA..........              1,267,933    1987     10/90
Randolph, MA.........              1,577,589    1987     10/90
Weymouth, MA.........                156,332    1994      6/94
Wilmington, MA.......              1,170,740    1987     10/90
Baltimore, MD........                187,258    1993      5/93
Grand Blanc, MI......              1,162,818    1970      5/88
Riverside, MO........              1,444,477    1965      3/88
Bound Brook, NJ......                324,777    1963     12/86
Camden, NJ...........              1,666,941    1984     12/86
New Milford, NJ......              1,944,260    1971     12/87


                                   MEDITRUST
                                  SCHEDULE III

              REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                               DECEMBER 31, 1994

                                           Initial Cost
                                            to Company                                  Gross Amount at Which
                                           ------------                              Carried at Close of Period
                                                                Cost         ------------------------------------------
                                                            Capitalized
                                           Building &      Subsequent to                     Building &
Description (1)             Encumbrances   Improvements      Acquisiton      Land (2)       Improvements       Total (5)
- --------------              ------------   ------------    -------------     --------       ------------       ---------
LTC Continued
- -------------
Cortland, NY.........                       $ 4,440,173     $  260,930                      $  4,701,103    $  4,701,103
Niskayuna, NY........                         9,708,000        834,537     $   292,000        10,542,537      10,834,537
Rennselaer, NY.......                         1,400,000                                        1,400,000       1,400,000
Troy, NY.............                         9,967,564        491,673          56,100        10,459,237      10,515,337
Bellbrook, OH........                         2,787,134                        212,000         2,787,134       2,999,134
Huber Heights, OH....                         3,593,360                        174,000         3,593,360       3,767,360
Medina, OH...........        $  6,951,425    10,568,000                        232,000        10,568,000      10,800,000
New London, OH.......                         2,110,837                         22,600         2,110,837       2,133,437
West Carrolton, OH...                         3,483,669                        216,400         3,483,669       3,700,069
Erie, PA.............                         4,753,000        375,000         335,000         5,128,000       5,463,000
Greensburg, PA.......                         5,544,012                        525,000         5,544,012       6,069,012
Cheyenne, WY.........                         5,200,000                        300,000         5,200,000       5,500,000
RL
- --
Cheyenne, WY.........                         9,325,000                        375,000         9,325,000       9,700,000
PSYCH
- -----
Hollywood, CA........                         4,035,000                      1,715,000         4,035,000       5,750,000
Monroe, LA...........                         7,770,000        450,000         530,000         8,220,000       8,750,000
DeSoto, TX...........                         3,934,000      1,775,730         849,270         5,709,730       6,559,000
College Station, TX..                         3,650,771         58,122         980,185         3,708,893       4,689,078
REHAB
- -----
Benton, AR...........                         7,865,000        392,410         135,000         8,257,410       8,392,410
Jonesboro, AR........           4,249,596     8,861,835                        196,225         8,861,835       9,058,060
Tucson, AZ...........                         9,965,000                                        9,965,000       9,965,000
Bakersfield, CA......                        10,907,463                      1,522,537        10,907,463      12,430,000
Fresno, CA...........           7,979,677    14,469,580                      2,088,920        14,469,580      16,558,500
Kentfield, CA........                         9,650,000                        350,000         9,650,000      10,000,000
Topeka, KS...........           5,217,559    10,353,829                      1,295,499        10,353,829      11,649,328


                                   Accum.
                                   Deprec.    Const.   Date
Description (1)                    (4) (5)    Date     Acquired
- --------------                     -------    ------   --------
LTC Continued
- -------------
Cortland, NY.........            $   164,666    1986      8/93
Niskayuna, NY........                473,698    1976      3/93
Rennselaer, NY.......                  5,833    1975     11/94
Troy, NY.............                366,335    1972      8/93
Bellbrook, OH........                284,519    1981     12/90
Huber Heights, OH....                366,822    1984     12/90
Medina, OH...........              1,761,353    1954      4/88
New London, OH.......                215,482    1985     12/90
West Carrolton, OH...                355,626    1983     12/90
Erie, PA.............                884,255    1977     12/87
Greensburg, PA.......                427,350    1991      6/90
Cheyenne, WY.........                649,984    1989     12/89
RL
- --
Cheyenne, WY.........              1,165,621    1989     12/89
PSYCH
- -----
Hollywood, CA........                672,485    1957      5/88
Monroe, LA...........              1,357,614    1982      5/88
DeSoto, TX...........                948,618    1988      1/88
College Station, TX..                237,841    1987      5/93
REHAB
- -----
Benton, AR...........                354,723    1967      4/93
Jonesboro, AR........              1,313,473    1989      2/89
Tucson, AZ...........              1,100,302    1990      8/90
Bakersfield, CA......              1,249,816    1990      6/90
Fresno, CA...........              1,388,427    1991      3/91
Kentfield, CA........              1,628,429    1963      3/88
Topeka, KS...........              1,535,159    1989      2/89


                                   MEDITRUST
                                  SCHEDULE III

              REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                               DECEMBER 31, 1994

                                           Initial Cost
                                            to Company                                  Gross Amount at Which
                                           ------------                              Carried at Close of Period
                                                                Cost         ------------------------------------------
                                                            Capitalized
                                           Building &      Subsequent to                     Building &
Description (1)             Encumbrances   Improvements      Acquisiton      Land (2)       Improvements      Total (5)
- --------------              ------------   ------------    -------------     --------       ------------      ---------
REHAB Continued
- ---------------
Bowling Green, KY...                       $ 10,000,000                                     $ 10,000,000   $ 10,000,000
Ruston, LA..........         $ 4,203,921     10,021,462                     $   321,551       10,021,462     10,343,013
Baton Rouge, LA.....           5,574,316     10,366,008                       1,211,000       10,366,008     11,577,008
New Bedford, MA.....                         10,000,000                                       10,000,000     10,000,000
Battle Creek, MI....                          7,265,913     $   408,529         146,970        7,674,442      7,821,412
Effingham, NH.......                          8,121,200       2,370,431       1,478,800       10,491,631     11,970,431
Cortland, NY........                         26,309,407       1,503,410         263,000       27,812,817     28,075,817
Arlington, TX.......                         10,132,662                       1,161,338       10,132,662     11,294,000
Ft. Worth, TX.......           5,939,075     10,814,520                       1,548,022       10,814,520     12,362,542
Houston, TX.........           5,404,306     10,707,069                         525,000       10,707,069     11,232,069
Lake Terrace, WA....                          4,389,224         441,796       1,029,980        4,831,020      5,861,000
Waterford, WI.......                         11,515,023       2,066,205         280,000       13,581,228     13,861,228
                             -----------   ------------     -----------     -----------     ------------   ------------
TOTAL...............         $59,373,495   $557,665,247     $26,680,836     $42,060,046     $584,346,083   $626,406,129 (3)
                             ===========   ============     ===========     ===========     ============   ============

                                  Accum.
                                  Deprec.    Const.   Date
Description (1)                   (4) (5)    Date     Acquired
- --------------                    -------    ------   --------
REHAB Continued
- ---------------
Bowling Green, KY...           $   145,833    1992       6/94
Ruston, LA..........             1,528,441    1988      12/88
Baton Rouge, LA.....             1,490,113    1988       4/89
New Bedford, MA.....               145,833    1920       6/94
Battle Creek, MI....               331,486    1933       4/93
Effingham, NH.......               471,944    1985       4/93
Cortland, NY........               968,995    1971       8/93
Arlington, TX.......             1,161,046    1990       6/90
Ft. Worth, TX.......             1,194,093    1990       8/90
Houston, TX.........             1,539,142    1989       4/89
Lake Terrace, WA....                74,117    1987       5/93
Waterford, WI.......               566,532    1968       4/93
                               -----------
TOTAL...............           $65,918,395
                               ===========


                                   MEDITRUST
                                  SCHEDULE III

              REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                               DECEMBER 31, 1994

(1)    Facility classifications are Long-Term Care (LTC), Retirement Living
       (RL), Psychiatric Hospital (Psych), and Rehabilitation Hospital (Rehab).

(2) Gross amount at which land is carried at close of period also represents initial cost to the Company.

(3)    Cost for federal income tax purposes.

(4) Depreciation is calculated using a 40-year life for all completed facilities.

(5) Real estate and accumulated depreciation reconciliations for the three years ended December 31, 1994 are as follows:

                                                                     Accumulated
                                                   Real Estate       Depreciation
                                                   -----------       ------------

Balance at close of year--December 31, 1991.....  $519,944,000       $46,900,000
  Additions during the period:
    Acquisitions................................     4,750,000
     Value of real estate acquired..............    22,500,000
    Additions to existing properties............     1,770,000
     Provision for depreciation.................                      12,250,000
                                                  ------------       -----------

Balance at close of year--December 31, 1992.....   548,964,000        59,150,000
  Additions during the period:
    Acquisitions................................    20,244,000
    Value of real estate acquired...............   106,566,000
    Other.......................................     4,000,000
    Additions to existing properties............    10,272,000
    Provision for depreciation..................                      14,548,000
  Deductions:
    Sale of real estate.........................    (4,150,000)         (404,000)
                                                  ------------       -----------

Balance at close of year--December 31, 1993.....   685,896,000        73,294,000
        Additions during the period:
            Acquisitions........................    18,327,000
            Value of real estate acquired.......    30,000,000
            Additions to existing properties....    10,785,000
            Other...............................    11,570,000
            Provision for depreciation..........                      15,209,000
        Deductions:

            Lease terminations..................  (124,000,000)      (22,463,000)
            Sale of real estate.................    (4,000,000)
            Other...............................    (2,172,000)         (122,000)
                                                  ------------       -----------
Balance at close of year-- December 31, 1994....  $626,406,000       $65,918,000
                                                  ============       ===========


                                   MEDITRUST
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1994

[CAPTION]

                                                                  Periodic        Face             Carrying
                               Interest         Final             Payment       Amount of          Amount of
        Description(A)         Rate         Maturity Date       Terms (B)(C)    Mortgages          Mortgages (D)
        --------------         --------     -------------       ------------    ---------          -------------
Long-term care facilities:
  Arizona                      11.00%       October, 2002       $ 2,509,000    $ 2,910,000        $2,861,000
  Colorado                     12.00%       May, 2001             6,542,000      7,455,000         7,243,000
  Connecticut                   9.00% -     August, 1995 -
                               13.50%       December, 2003       68,794,000     48,726,000        44,747,000
  Connecticut                  11.00%       In progress                          4,442,000         4,442,000

  Florida                      10.75%       November, 2003        8,181,200      8,432,000         8,395,000
  Illinois
    (29 facilities)            10.00%       December, 1998       45,478,000     50,500,000        50,247,000
  Massachusetts                12.50%       November, 2001       25,912,000     27,000,000        26,788,000
  Massachusetts                10.50%       June, 2004           42,000,000     42,000,000        42,000,000
  Massachusetts         Prime + 2.00%       In progress                         22,938,000        22,938,000
  Massachusetts                11.00% -     August, 2000 -
    (All other)                12.90%       March, 2003          44,451,000     49,890,000        46,976,000
  Michigan                     11.75% -     December, 2001 -
                               12.75%       June, 2002           20,770,000     21,768,000        20,916,000
  Nevada                       12.25% -     May, 2000 -
                               12.50%       February, 2001       16,296,000     16,994,000        16,741,000
  New Jersey                   11.38%       December, 1994        8,332,000      3,408,000         3,369,000(E)
  North Carolina               12.00%       September, 1998       2,918,000      3,325,000         3,129,000
  Pennsylvania                 12.25%       In progress                          9,563,000         9,563,000
  Pennsylvania and
    New Jersey                 12.00%       April, 2002          77,152,000     86,003,000        84,315,000
  Rhode Island                 10.75%       November, 2003        4,851,000      5,000,000         4,978,000
  Tennessee                    10.75%       July, 2003           10,888,000     11,222,000        11,140,000
  Texas                        10.00%       February, 2005       27,286,000     30,300,000        30,356,000
  Texas                        10.40%       October, 2004        42,085,000     46,000,000        45,981,000
  Texas                        11.20% -     November, 2000
                               12.00%       November 2004        26,170,000     28,083,000        27,879,000
  Utah                         11.50%       December, 2002       48,730,000      5,600,000         5,587,000
  Various (9 states)           12.00%       October, 1994        44,150,000     44,493,000        44,016,000
  Various (10 states)          10.75%       May, 2003                          103,618,000       103,292,000
  Vaious (3 states)            10.65%       October, 2004        36,236,000     42,300,000        42,271,000
  Various (3 states)           10.95%       November, 2001       29,504,000     32,000,000        32,000,000
  West Virginia and
    Pennsylvania               11.50%       October, 2002        12,269,000     14,100,000        13,870,000
Rehabilitation hospitals:
  California                   12.50%       July, 2001           24,042,000     30,975,000        29,488,000
  Colorado                     10.50%       July 2004             9,396,000     11,000,000        10,961,000
  Tennessee                    12.50%       September, 2000       8,637,000      9,000,000         8,797,000
Retirement living facilities:
  Colorado                     10.97%       April 2004           14,546,000     16,200,000        15,765,000
  Florida                      10.00%       December, 1998        9,922,000     11,734,000        11,734,000


                                   MEDITRUST
                                  SCHEDULE IV
                   MORTGAGE LOANS ON REAL ESTATE, CONTINUED
                               DECEMBER 31, 1994

                                                                  Periodic        Face            Carrying
                                Interest        Final              Payment       Amount of        Amount of
     Description(A)             Rate         Maturity Date       Terms (B)(C)    Mortgages        Mortgages (D)
     --------------             --------     -------------       ------------    ---------        -------------
Psychiatric hospitals:
  Arizona                       12.50%       October, 1999         7,077,000      8,360,000       8,015,000
  New York                      10.50%       August 2004          17,083,000     20,000,000      16,306,000
Alcohol &Substance Abuse:
  New York                      10.50%       August, 2004         46,124,000     54,000,000      44,027,000
Medical Office Buildings:
  California                Prime + 2%       In progress                          8,636,000       8,636,000
  Florida                   Prime + 2%       In progress                          7,278,000       7,277,000
  Texas                     Prime + 2%       In progress                          6,695,000       6,695,000
                                                                               ------------    ------------
   Total                                                                       $951,948,000    $923,741,000(F)(G)
                                                                               ============    ============


                                   MEDITRUST
                                  SCHEDULE IV
                    MORTGAGE LOANS ON REAL ESTATE, CONTINUED

(A) Virtually all mortgage loans on real estate are first mortgage loans.
(B) Ten-year terms (except for a loan on fifteen facilities located in nine states which is two years, Bourne and New Bedford, MA and Lauderhill, FL, which are five years and Waterbury and Bristol, CT, and a loan on ten facilities located in three states which are seven years) with principal and interest payable at varying amounts over life to maturity with interest adjustment generally at the end of the fifth year.
(C) Balloon payment is due upon maturity based on current interest rate with various prepayment penalties.
(D) No mortgage loan is subject to delinquent principal or interest.
(E) Mortgage loan term has been extended for a one year period.
(F) The aggregate cost for federal income tax purposes.
(G) Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 1994 is as follows:

Balance at December 31, 1991 ...................................................................          $ 368,106,000
   Additions during period:
      New mortgage loans .......................................................................            183,426,000
      Construction loan advances ...............................................................             24,666,000
      Other ....................................................................................              1,189,000
   Deductions during period:
      Collection of principal ..................................................................            (27,228,000)
      Acquisition of properties, net ...........................................................            (15,843,000)
      Other ....................................................................................             (2,500,000)
                                                                                                          -------------
Balance at December 31, 1992 ...................................................................            531,816,000
   Additions during period:
      New mortgage loans .......................................................................            181,908,000
      Construction loan advances ...............................................................             28,387,000
   Deductions during period:
      Collection of principal ..................................................................            (35,490,000)
      Acquisition of properties, net ...........................................................            (88,493,000)
      Conversion of construction loans to
         sale/leaseback transactions ...........................................................            (12,244,000)
      Other ....................................................................................             (4,178,000)
                                                                                                          -------------
Balance at December 31, 1993 ...................................................................            601,706,000
   Additions during period:
      New mortgage loans .......................................................................            241,339,000
      Construction loan advances ...............................................................             49,688,000
      Non-cash additions .......................................................................             71,594,000
   Deductions during period:
      Collection of principal ..................................................................             (5,149,000)
      Conversion of construction loans to
         sale/leaseback transactions ...........................................................            (10,239,000)
      Prepayment of mortgage loans .............................................................            (14,835,000)
      Other ....................................................................................            (10,363,000)
                                                                                                          -------------
Balance at December 31, 1994 ...................................................................          $ 923,741,000
                                                                                                          =============



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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          No financial statements have been filed as a part of this report other than those incorporated by reference in Item 8.

    2.    Financial Statement Schedules                                 Page(s)

Report of Independent Accountants on Financial Statement Schedules....    21

       II.      Valuation and Qualifying Accounts.....................    22
       III.     Real Estate and Accumulated Depreciation..............  23-26
       IV.      Mortgage Loans on Real Estate.........................  27-29

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

     3.   Exhibits

          Exhibits required as part of this report are listed in the index appearing on Pages 34 through 37.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         1988 Stock Option Plan                 -    Form 10-K for fiscal year ended December 31, 1988, Exhibit
                                                     10.13

         1992 Equity Incentive Plan             -    Registration Statement No. 33-48695, Exhibit 4.3

         Employment Agreement with Abraham      -    Form 10-Q for fiscal quarter ended March 31, 1993, Exhibit
         D. Gosman                                   10.1


(b) During the quarter ended December 31, 1994, the Company filed two reports (without financial statements) on Form 8-K as follows:



               Date Filed                  Item No.                        Description
               ----------                  --------                        -----------
           October 7, 1994                  7 (c)           Form of underwriting agreement
           October 19, 1994                 7 (c)           Restated declaration of trust, as amended


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MEDITRUST

                             By:/s/ Lisa P. McAlister
                                -----------------------------
                                Vice President and Treasurer
                                (and Principal Financial and Accounting Officer)

Dated:  March 15, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                                  Title                               Date
          ----                                  -----                               ----
/s/ Abraham D. Gosman                       Chairman, Chief Executive                   March 15, 1995
- ----------------------------
Abraham D. Gosman                           Officer and Trustee

/s/ David F. Benson                         President and                               March 15, 1995
- ----------------------------                Trustee
David F. Benson

/s/ Edward W. Brooke                        Trustee                                     March 15, 1995
- ----------------------------
Edward W. Brooke

/s/ Hugh L. Carey                           Trustee                                     March 15, 1995
- ----------------------------
Hugh L. Carey

/s/ Robert Cataldo                          Trustee                                     March 15, 1995
- ----------------------------
Robert Cataldo

/s/ Philip L. Lowe                          Trustee                                     March 15, 1995
- ----------------------------
Philip L. Lowe

/s/ Thomas J. Magovern                      Trustee                                     March 15, 1995
- ----------------------------
Thomas J. Magovern

/s/ Gerald Tsai, Jr.                        Trustee                                     March 15, 1995
- ----------------------------
Gerald Tsai, Jr.

/s/ Frederick W. Zuckerman                  Trustee                                     March 15, 1995
- ----------------------------
Frederick W. Zuckerman


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

                                    EXHIBITS



Exhibit
   No                         Title                                         Method of Filing
- -------                       -----                                         ----------------
3.1         Restated Declaration of Trust, as
            amended.............................       Incorporated by reference to Exhibit 3.1 to the Current
                                                       Report on Form 8-K filed October 19, 1994

3.2         By-Laws, as amended.................       Incorporated by reference to Exhibit 3.2 to Form 10-K for
                                                       the fiscal year ended December 31, 1992

4.1         1988 Stock Option Plan, as amended..       Incorporated by reference to Exhibit 10.13 to Form
                                                       10-K for the fiscal year ended December 31, 1988

4.2         1992 Equity Incentive Plan..........       Incorporated by reference to Exhibit 4.3 to the
                                                       Registration Statement on Form S-8 (File No. 33-48695)

4.3         Form of Indenture dated February 4, 1993
            between The Company and Fleet National
            Bank, as trustee....................       Incorporated by reference to Exhibit 4.1 to the
                                                       Registration Statement on Form S-3 (File No. 33-55386)

4.4         Form of 7% Convertible Debenture
            due 1998............................       Incorporated by reference to Exhibit 4.2 to the
                                                       Registration Statement on Form S-3 (File No. 33-55386)

4.5         Form of Fiscal Agency Agreement
            dated February 4, 1993 between the
            Company and Fleet National Bank as
            fiscal agent. ......................       Incorporated by reference to Exhibit 4.5 to Form 10-K
                                                       for the fiscal year ended December 31, 1993

4.6         Form of 7% Convertible Debenture
            due 1998............................       Incorporated by reference to Exhibit 4.6 to Form 10-K
                                                       for the fiscal year ended December 31, 1993

4.7         Form of Fiscal Agency Agreement
            dated November 15, 1993 between
            the Company and Fleet National
            Bank as fiscal agent................       Incorporated by reference to Exhibit 4.7 to Form 10-K
                                                       for the fiscal year ended December 31, 1993





Exhibit
   No                         Title                                        Method of Filing
- -------                       -----                                        ----------------
4.8         Form of 6 7/8% Convertible Debenture due
            1998................................       Incorporated by reference to Exhibit 4.8 to Form 10-K for
                                                       the fiscal year ended December 31, 1993

4.9         Form of Indenture dated April 23, 1992
            between The Company and Fleet National
            Bank, as trustee.. .................       Incorporated by reference to Exhibit 4 to the Registration
                                                       Statement on Form S-3 (File No. 33-45979

4.10        Form of 9% Convertible Debenture
            due 2002............................       Incorporated by reference to Exhibit 4.1 to the
                                                       Registration Statement on Form S-3 (File No. 33-45979)

4.11        Form of Indenture dated March 9,
            1994 between the Company and
            Shawmut Bank as Trustee.............       Incorporated by reference to Exhibit 4 to the Registration
                                                       Statement on Form S-3 (File No. 33-50835)

4.12        Form of 7 1/2% Convertible Debenture
            due 2001............................       Incorporated by reference to Exhibit 4 to the Registration
                                                       Statement on Form S-3 (File No. 33-50835)

10.1        Note Agreement relating to first
            mortgage notes due December 1,
            1997. ..............................       Incorporated by reference to Exhibit 10.4 to the
                                                       Registration Statement on Form S-11 (File No. 33-20557)

10.2        Amended and Restated Lease
            Agreement between Mediplex of
            Queens, Inc. and QPH, Inc. dated
            December 30, 1986... ...............       Incorporated by reference to Exhibit 2.2 to the Form 8-K
                                                       dated January 13, 1987

10.3        Form of Lease for Carmel, New York
            and Scotia, New York facilities.....       Incorporated by reference to Exhibit 10.5 to the
                                                       Registration Statement on Form S-11 (File No. 33-7483)






 Exhibit
    No                        Title                                   Method of Filing
- --------                      -----                                   ----------------
 10.4        Form of Credit Agreement between
             the Registrant and Barclays Bank
             PLC, New York Branch dated as of
             March 7, 1988.......................      Incorporated by reference to Exhibit 10.11 to the
                                                       Registration Statement on Form S-11 (File No. 33-20557)

 10.5        Note Agreement dated as of October
             31, 1989 among the Registrant, The
             Prudential Insurance Company of
             America, et al .....................      Incorporated by reference to Exhibit 10.4 to Form 8 dated
                                                       December 5, 1989

 10.6        Note Agreement dated as of February
             16, 1989, as amended and restated as
             of October 31, 1989, among the
             Registrant, The Prudential Insurance
             Company of America, et al ..........      Incorporated by reference to Exhibit 10.5 to Form 8 dated
                                                       December 5, 1989

 10.7        Note Agreement dated as of January 1,
             1993 by and among the Registrant,
             Principal Mutual Life Insurance
             Company, et al .....................      Incorporated by reference to Exhibit 10.1 to Form 10-Q
                                                       dated May 4, 1993

 10.8        Employment Agreement dated January 1,
             1993 by and between the Company and
             Abraham D. Gosman...................      Incorporated by reference to Exhibit 10.1 to Form 10-Q
                                                       dated May 4, 1993

 10.9        Revloving Credit Agreement dated as
             of July 1, 1991 among the Company,
             various financial institutions and
             Societe Generale, New York Branch,
             as agent. ..........................      Incorporated by reference to Exhibit 10.23 to Form 10-K
                                                       dated February 28, 1992

 10.10       Revolving Credit Agreement dated as of
             March 10, 1992 between the Company and
             Via Banque..........................      Incorporated by reference to Exhibit 10.10 to Form 10-K
                                                       dated March 25, 1993




 Exhibit
    No                        Title                                         Method of Filing
- --------                      -----                                         ----------------
 10.11       Consent Agreement dated as of January
             27, 1994 between the Company and Sun
             Healthcare Group, Inc...............        Incorporated by reference to Form 8-K dated January 27, 1994

 10.12       Revolving Credit Agreement dated May
             31, 1994 among the Company, various
             financial institutions and Fleet Bank,
             National Association and First Union
             National Bank of North Carolina as
             Agents..............................        Filed herewith

 10.13       Amendment No. 1 to Revolving Credit
             Agreement dated May 31, 1994 among the
             Company, various financial institutions
             and Fleet Bank, National
             Association.........................        Filed herewith

 11          Statement Regarding Computation of Per
             Share Earnings......................        Filed herewith

 13          "Shareholder Information" Section of the
             1994 Annual Report to Shareholders..        Filed herewith

 21          Subsidiaries of the Registrant......        Filed herewith

 23          Consent of Coopers & Lybrand .......        Filed herewith

 27          Financial Data Schedule ............        Incorporated by reference to Form 8-K dated March 8, 1995