Form 10-Q
period 1995-03-31
MEDITRUST
filed 1995-04-25
CIK 774350

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934


                For The Quarterly Period Ended MARCH 31, 1995

                                       or

       Transition report pursuant to Section 13 or 15(d) of the Securities
- ---    Exchange Act of 1934

                  For the Transition period from ____ to ____

                         Commission file number 0-14022

                                   MEDITRUST
                                   ---------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                         04-6532031
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

         197 First Avenue
     Needham Heights, Massachusetts                               02194
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
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

As of March 31, 1995, there were outstanding 48,693,576 shares of beneficial interest, without par value.

                                                 MEDITRUST
                                                 FORM 10-Q

                                                   INDEX
                                                                                                Page (s)
                                                                                                --------
Part I.  Financial Information
         Item 1.  Financial Statements

                 Consolidated Balance Sheets at March 31, 1995 (unaudited)
                    and December 31, 1994                                                              3

                 Consolidated Statements of Income for the three months ended
                    March 31, 1995 and 1994 (unaudited)                                                4

                 Consolidated Statements of Cash Flows for the three months ended
                    March 31, 1995 and 1994 (unaudited)                                                5

                 Notes to Consolidated Financial Statements (unaudited)                              6-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                        8-9

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                    10

         Signatures                                                                                   10

                                                   - 2 -

                                                       MEDITRUST
                                               PART I. FINANCIAL INFORMATION
                                                CONSOLIDATED BALANCE SHEETS

                                                                              March 31         December 31
                                                                                1995              1994
                                                                              --------         -----------
                                                                             (Unaudited)        (Audited)
(In thousands)
                                             ASSETS
Real estate investments (Note 3):
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . .                $    42,060        $    42,060
   Buildings and improvements, net of
       accumulated depreciation of $69,792
       and $65,918, respectively  . . . . . . . . . . . . . .                    580,231            518,428
   Real estate mortgages  . . . . . . . . . . . . . . . . . .                    968,865            923,741
                                                                             -----------        -----------
       Total real estate investments  . . . . . . . . . . . .                  1,591,156          1,484,229
Other assets, net . . . . . . . . . . . . . . . . . . . . . .                     56,824             54,246
Cash and cash equivalents . . . . . . . . . . . . . . . . . .                     44,224             39,937
Fees, interest and other receivables  . . . . . . . . . . . .                     22,123             16,718
                                                                             -----------        -----------

         Total assets . . . . . . . . . . . . . . . . . . . .                $ 1,714,327        $ 1,595,130
                                                                             ===========        ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 4):
  Senior unsecured notes, net   . . . . . . . . . . . . . . .                $   273,044        $   285,360
  Senior mortgage notes, net  . . . . . . . . . . . . . . . .                     21,257             21,206
  Convertible debentures, net   . . . . . . . . . . . . . . .                    222,500            231,277
  Bank notes payable, net   . . . . . . . . . . . . . . . . .                     49,747            168,645
  Bonds and mortgages payable, net  . . . . . . . . . . . . .                     59,047             59,264
                                                                             -----------        -----------
         Total indebtedness . . . . . . . . . . . . . . . . .                    625,595            765,752
Deferred income . . . . . . . . . . . . . . . . . . . . . . .                     12,704             12,559
Accrued expenses and other liabilities  . . . . . . . . . . .                     48,866             46,672
                                                                             -----------        -----------
         Total liabilities  . . . . . . . . . . . . . . . . .                    687,165            824,983
                                                                             -----------        -----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 4, 5 and 6):
    Shares of beneficial interest without par value:
      Unlimited shares authorized:  48,694
       and 39,619 shares issued and
       outstanding in 1995 and 1994, respectively   . . . . .                  1,119,456            860,071
    Distributions in excess of net income   . . . . . . . . .                    (92,294)           (89,924)
    Total shareholders' equity  . . . . . . . . . . . . . . .                  1,027,162            770,147
                                                                             -----------        -----------

         Total liabilities and shareholders' equity . . . . .                $ 1,714,327        $ 1,595,130
                                                                             ===========        ===========

      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
     December 31, 1994, are an integral part of these financial statements.

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                          for the three months ended March 31,
                             1995 and 1994 (Unaudited)
                                   __________

                                                                             1995            1994
                                                                             ----            ----
(In thousands, except per Share amounts)
Revenues:
   Rental income  . . . . . . . . . . . . . . . . . . . .                    $ 21,056      $  21,314
   Interest income  . . . . . . . . . . . . . . . . . . .                      27,877         19,681
                                                                             --------      ---------
      Total revenues  . . . . . . . . . . . . . . . . . .                      48,933         40,995
                                                                             --------      ---------

Expenses:
   Interest   . . . . . . . . . . . . . . . . . . . . . .                      18,474         16,415
   Depreciation and amortization  . . . . . . . . . . . .                       4,343          4,422
   General and administrative   . . . . . . . . . . . . .                       1,933          2,453
                                                                             --------      ---------
      Total expenses  . . . . . . . . . . . . . . . . . .                      24,750         23,290
                                                                             --------      ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . .                    $ 24,183      $  17,705
                                                                             ========      =========

Net income per share, based on 40,594
   and 33,438 weighted average Shares
   outstanding in 1995 and 1994, respectively   . . . . .                    $    .60     $      .53
                                                                             ========     ==========


      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
     December 31, 1994, are an integral part of these financial statements.

                                                MEDITRUST
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             for the three months ended March 31, 1995 and 1994
                                               (Unaudited)

                                                                             1995              1994
                                                                             ----              ----
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income   . . . . . . . . . . . . . . . . .                            $  24,183        $ 17,705
   Depreciation of real estate  . . . . . . . . .                                3,874           3,958
   Goodwill amortization  . . . . . . . . . . . .                                  389             389
   Shares issued for compensation   . . . . . . .                                  202             300
   Other depreciation and amortization and other items, net                        794             698
                                                                             ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
   AVAILABLE FOR DISTRIBUTION   . . . . . . . . .                               29,442          23,050
   Net change in other assets and liabilities   .                               (3,937)            649
                                                                             --------         --------
   Net cash provided by operating activities  . .                               25,505          23,699
                                                                             ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from equity offering  . . . . . . . .                              263,594
   Proceeds from convertible debenture offering                                                 90,000
   Proceeds from bank notes   . . . . . . . . . .                              161,700          69,000
   Proceeds from stock options  . . . . . . . . .                                   48           1,954
   Equity offering and debt issuance costs  . . .                              (13,594)         (2,438)
   Repayment of bank notes  . . . . . . . . . . .                             (280,700)        (88,000)
   Repayment of senior unsecured notes  . . . . .                              (12,500)        (12,500)
   Principal payments on bonds and mortgages payable                              (223)           (256)
   Distributions to shareholders  . . . . . . . .                              (26,553)        (21,604)
                                                                             --------         -------
      Net cash provided by financing activities                                 91,772          36,156
                                                                             ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in real estate mortgages and
      development funding   . . . . . . . . . . .                              (46,665)        (51,723)
   Additions of real estate   . . . . . . . . . .                              (65,677)           (223)
   Principal payments on real estate mortgages  .                                1,537             987
   Working capital advances   . . . . . . . . . .                              (10,865)         (9,815)
   Collection of receivables and repayment of
      working capital advances  . . . . . . . . .                                8,680          12,264
                                                                             ---------        --------
      Net cash used in investing activities   . .                             (112,990)        (48,510)
                                                                             --------         -------
      Net increase in cash and cash equivalents                                  4,287          11,345
   Cash and cash equivalents at:
      Beginning of period   . . . . . . . . . . .                               39,937          16,306
                                                                             ---------        --------
      End of period   . . . . . . . . . . . . . .                            $  44,224        $ 27,651
                                                                             =========        ========
Supplemental disclosure of cash flow information (see Note 2).

      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
     December 31, 1994, are an integral part of these financial statements.

                                   MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     Summary of Significant Accounting Policies
       ------------------------------------------

       Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust ("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Report on Form 10-K for the year ended December 31, 1994 (and the Report on Form 8-K dated March 8, 1995 incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Company.

       Basis of Presentation
       ---------------------

       In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for each of the three-month periods ended March 31, 1995 and 1994. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results which may be expected for the entire year. Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

2.     Supplemental Cash Flow Information
       ----------------------------------
                                                                                Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               1995           1994
                                                                             -------        --------
                                                                             (Dollars in thousands)
       Interest paid during the period  . . . . . . . . . . . . .             $14,809     $  16,344
       Non-cash financing transaction:
          Shares issued for conversion of debentures  . . . . . .               9,129        30,106

3.     Real Estate Investments
       -----------------------

       During the three months ended March 31, 1995, the Company provided permanent mortgage financing of $34,898,000 for five long-term care facilities and two retirement living facilities located in Kansas, Kentucky, Massachusetts, Nevada, Tennessee, Utah and Washington. In addition, the Company also provided net development financing of $11,767,000 for four long-term care facilities and six medical office buildings under construction. During the three months ended March 31, 1995, the Company received principal payments on real estate mortgages of $1,537,000.

       During the three months ended March 31, 1995, the Company acquired for $65,650,000 an acute care hospital located in Arizona and provided $27,000 for an addition to a facility currently owned by the Company.

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

       At March 31, 1995, the Company was committed to providing additional financings of approximately $19,000,000 relating to four long-term care facilities and six medical office buildings currently under construction.

4.     Indebtedness and Shareholders' Equity
       -------------------------------------

       In March 1995, the Company completed the sale of 8,750,000 shares at $30.125 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

       During the three months ended March 31, 1995, $4,160,000 of principal amount of 9% convertible debentures were converted into 154,064 Shares and $4,969,000 of principal amount of 7% convertible debentures were converted into 162,250 Shares.

       The Company has a total of $205,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.0% to 1.5% of which approximately $149,000,000 is available at March 31, 1995. In January 1995, the Company entered into an 8% interest rate cap for $100,000,000 of its unsecured credit facilities.

5.     Distributions Paid to Shareholders
       ----------------------------------

       On February 15, 1995, the Company paid a dividend of $.6675 per Share to shareholders of record on January 31, 1995. This dividend related to the period from October 1, 1994 through December 31, 1994.

6.     Subsequent Events
       -----------------

       On April 4, 1995, the Company completed the sale of an additional 500,000 shares at $30.125 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

       On April 11, 1995, the Company declared a dividend of $.6725 per Share payable on May 15, 1995 to shareholders of record on April 28, 1995. This dividend relates to the period from January 1, 1995 through March 31, 1995.

                                   MEDITRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS
                             ---------------------

Revenues for the three months ended March 31, 1995 were $48,933,000 compared to $40,995,000 for the three months ended March 31, 1994, an increase of $7,938,000 or 19%. Rental income decreased by $258,000 and resulted primarily from the termination of leases in June 1994 on three facilities which became mortgage investments. Interest income increased by $8,196,000 and resulted from additional real estate investments made during the past twelve months.

For the three months ended March 31, 1995, total expenses increased by $1,460,000. Interest expense increased by $2,059,000 and resulted from the issuance of $90,000,000 of 7 1/2% debentures in March 1994 and a higher level of short-term borrowings during the 1995 period and was partially offset by the prepayment of $10,800,000 of senior mortgage notes at 10.75% in December 1994, the prepayment of $12,500,000 of senior unsecured notes at 10.86% in February 1995 and the conversion of $38,025,000 principal amount of 9% and 7% convertible debentures during the past twelve months. Depreciation and amortization decreased by $79,000 and general and administrative expenses decreased by $520,000.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

As of March 31, 1995, the Company's gross real estate investments totaled $1.66 billion including 238 long-term care facilities, 23 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, six retirement living facilities, six medical office buildings and one acute care hospital. As of March 31, 1995, the Company's outstanding commitments for additional financing totaled approximately $19,000,000 for the completion of ten facilities under construction.

The Company had shareholders' equity of $1,027,162,000 and a debt to equity ratio of .61 to 1.0 as of March 31, 1995.

The Company provides funding for its investments through a combination of long-term and short-term financing including both debt and equity. The Company obtains long-term financing through the issuance of Shares, the issuance of long-term unsecured notes, the issuance of convertible debentures and the assumption of mortgage notes. The Company obtains short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. From time to time, the Company may utilize interest rate caps or swaps to hedge interest rate volatility. It is the Company's objective to match mortgage and lease terms with the terms of its borrowings. The Company seeks to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

During the three-month period ended March 31, 1995, the Company completed the sale of 8,750,000 shares at $30.125 per share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

                                   MEDITRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued



Under the Company's unsecured credit facilities, a total of approximately $149,000,000 was available at March 31, 1995. In addition, the Company has an effective shelf registration on file with the Securities and Exchange Commission under which the Company may issue up to approximately $165,000,000 of securities including debt, convertible debt and shares of beneficial interest.


The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings and future dividends. For the balance of 1995, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of shares of beneficial interest or by the issuance of additional long-term debt.

                           PART II. OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
           (a)  Exhibits
Exhibit
No.                                   Title                            Method of Filing
- --------                              -----                            ----------------
11          Statement Regarding Computation of Per Share
            Earnings. . . . . . . . . . . . . . . . . . . . .          Filed herewith

27          Financial Data Schedule . . . . . . . . . . . . .          Filed herewith

            (b)  Reports on Form 8-K

During the quarter ended March 31, 1995, the Company filed a Form 8-K dated March 8, 1995 which included the consolidated financial statements of the Company for the year ended December 31, 1994.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDITRUST

Date:  April 25, 1995              By:  /s/ Lisa P. McAlister
                                        -------------------------------------
                                        Lisa P. McAlister, Vice President and
                                        Treasurer (and Chief Accounting Officer)