Form 10-Q
period 1995-06-30
MEDITRUST
filed 1995-08-02
CIK 774350

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For The Quarterly Period Ended JUNE 30, 1995

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition period from ____ to ____

                         Commission file number 0-14022


                                   MEDITRUST
                                   ---------
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                                              04-6532031
- -------------------------------                                              ----------------------
(State or other jurisdiction of                                              (I.R.S. Employer
incorporation or organization)                                               Identification Number)

            197 First Avenue
   Needham Heights, Massachusetts                                            02194-9127
- ----------------------------------------                                     ----------
(Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
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

As of July 31, 1995, there were outstanding 49,541,692 Shares of Beneficial Interest, without par value.

                                   MEDITRUST
                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information                                                                     Page(s)
                                                                                                   -------
         Item 1. Financial Statements

                 Consolidated Balance Sheets at June 30, 1995 (unaudited)
                    and December 31, 1994                                                              3

                 Consolidated Statements of Income for the three months ended
                    June 30, 1995 and 1994 (unaudited)                                                 4

                 Consolidated Statements of Income for the six months ended
                    June 30, 1995 and 1994 (unaudited)                                                 5

                 Consolidated Statements of Cash Flows for the six months ended
                    June 30, 1995 and 1994 (unaudited)                                                 6

                 Notes to Consolidated Financial Statements (unaudited)                              7-9

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                       10-11

Part II.  Other Information

         Item 4. Submission of Matters to a Vote of Security Holders                                  12

         Item 6. Exhibits and Reports on Form 8-K                                                     12

         Signatures                                                                                   12

                                   MEDITRUST
                         PART I. FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS


                                                                               June 30,        December 31,
                                                                                 1995             1994
                                                                             -----------       ------------
                                                                             (Unaudited)
(In thousands)
                            ASSETS
Real estate investments (Note 3):
   Land   . . . . . . . . . . . . . . . . . . . . . . . . . .                $   40,033        $   42,060
   Buildings and improvements, net of
       accumulated depreciation of $70,582
       and $65,918, respectively  . . . . . . . . . . . . . .                   561,811           518,428
   Real estate mortgages  . . . . . . . . . . . . . . . . . .                 1,029,735           923,741
                                                                             ----------        ----------
         Total real estate investments  . . . . . . . . . . .                 1,631,579         1,484,229
Other assets, net . . . . . . . . . . . . . . . . . . . . . .                    53,873            54,246
Cash and cash equivalents . . . . . . . . . . . . . . . . . .                    34,072            39,937
Fees, interest and other receivables  . . . . . . . . . . . .                    25,087            16,718
                                                                             ----------        ----------

         Total assets . . . . . . . . . . . . . . . . . . . .                $1,744,611        $1,595,130
                                                                             ==========        ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 4):
  Senior unsecured notes, net   . . . . . . . . . . . . . . .                $  273,229        $  285,360
  Senior mortgage notes, net  . . . . . . . . . . . . . . . .                    21,308            21,206
  Convertible debentures, net   . . . . . . . . . . . . . . .                   222,850           231,277
  Bank notes payable, net   . . . . . . . . . . . . . . . . .                    74,415           168,645
  Bonds and mortgages payable, net  . . . . . . . . . . . . .                    58,825            59,264
                                                                             ----------        ----------
         Total indebtedness . . . . . . . . . . . . . . . . .                   650,627           765,752
Deferred income . . . . . . . . . . . . . . . . . . . . . . .                    13,974            12,559
Accrued expenses and other liabilities  . . . . . . . . . . .                    40,233            46,672
                                                                             ----------        ----------
         Total liabilities  . . . . . . . . . . . . . . . . .                   704,834           824,983
                                                                             ----------        ----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 4, 5 and 6):
    Shares of beneficial interest without par value:
      Unlimited shares authorized:  49,230
       and 39,619 shares issued and
       outstanding in 1995 and 1994, respectively   . . . . .                 1,134,230           860,071
    Distributions in excess of net income   . . . . . . . . .                   (94,453)          (89,924)
                                                                             ----------        ----------
    Total shareholders' equity  . . . . . . . . . . . . . . .                 1,039,777           770,147
                                                                             ----------        ----------

         Total liabilities and shareholders' equity . . . . .                $1,744,611        $1,595,130
                                                                             ==========        ==========

      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
     December 31, 1994, are an integral part of these financial statements.

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended June 30, 1995 and 1994
                                  (Unaudited)



                                                                            1995                1994
                                                                            ----                ----
                                                                             (Dollars in thousands
                                                                            except per Share amounts)
       Revenues:
          Rental income   . . . . . . . . . . . . . . . .                $21,204               $21,499
          Interest income   . . . . . . . . . . . . . . .                 31,233                20,879
                                                                         -------               -------

               Total revenues   . . . . . . . . . . . . .                 52,437                42,378
                                                                         -------               -------


       Expenses:
          Interest  . . . . . . . . . . . . . . . . . . .                 15,249                16,629
          Depreciation and amortization   . . . . . . . .                  4,464                 4,573
          General and administrative  . . . . . . . . . .                  1,795                 2,168
                                                                         -------               -------

               Total expenses   . . . . . . . . . . . . .                 21,508                23,370
                                                                         -------               -------

       Net income . . . . . . . . . . . . . . . . . . . .                $30,929               $19,008
                                                                         =======               =======

       Net income per share, based on 49,194,000
         and 34,192,000 weighted average shares
         outstanding in 1995 and 1994, respectively . . .                   $.63                  $.56
                                                                            ====                  ====


      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
     December 31, 1994, are an integral part of these financial statements.

                                   MEDITRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)



                                                                            1995                1994
                                                                            ----                ----
                                                                             (Dollars in thousands
                                                                           except per Share amounts)
       Revenues:
          Rental income   . . . . . . . . . . . . . . . .                 $ 41,942            $42,813
          Interest income   . . . . . . . . . . . . . . .                   59,428             40,560
                                                                          --------            -------

               Total revenues   . . . . . . . . . . . . .                  101,370             83,373
                                                                          --------            -------


       Expenses:
          Interest  . . . . . . . . . . . . . . . . . . .                   33,724             33,044
          Depreciation and amortization   . . . . . . . .                    8,807              8,995
          General and administrative  . . . . . . . . . .                    3,727              4,621
                                                                          --------            -------

               Total expenses   . . . . . . . . . . . . .                   46,258             46,660
                                                                          --------            -------

       Net income . . . . . . . . . . . . . . . . . . . .                 $ 55,112            $36,713
                                                                          ========            =======

       Net income per share, based on 44,917,000
         and 33,817,000 weighted average shares
         outstanding in 1995 and 1994, respectively . . .                    $1.23              $1.09
                                                                             =====              =====


      The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
     December 31, 1994, are an integral part of these financial statements.

                                   MEDITRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                                                  1995               1994
                                                                                  ----               ----
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . .               $  55,112         $  36,713
    Depreciation of real estate   . . . . . . . . . . . . . . . .                   7,869             8,033
    Goodwill amortization   . . . . . . . . . . . . . . . . . . .                     778               778
    Shares issued for compensation  . . . . . . . . . . . . . . .                     401               473
    Other depreciation, amortization and other items, net   . . .                   1,591             1,234
                                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES  . . . . . . . . . . . . . .
    AVAILABLE FOR DISTRIBUTION  . . . . . . . . . . . . . . . . .                  65,751            47,231
    Net change in other assets and liabilities  . . . . . . . . .                  (9,739)              345
                                                                                ---------         ---------
       Net cash provided by operating activities  . . . . . . . .                  56,012            47,576
                                                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from equity offering   . . . . . . . . . . . . . . .                 278,656
    Equity offering costs   . . . . . . . . . . . . . . . . . . .                 (14,651)
    Proceeds from convertible debenture offering.   . . . . . . .                                    90,000
    Debt issuance costs   . . . . . . . . . . . . . . . . . . . .                    (516)           (2,961)
    Proceeds from bank notes payable  . . . . . . . . . . . . . .                 201,700           183,000
    Proceeds from warrant conversions and stock options   . . . .                     665             4,445
    Payment of bank notes payable   . . . . . . . . . . . . . . .                (295,700)         (113,000)
    Payment of senior unsecured notes   . . . . . . . . . . . . .                 (12,500)          (12,500)
    Principal payments on bonds and mortgages payable
      and notes and advances payable  . . . . . . . . . . . . . .                    (451)             (517)
    Distributions to shareholders   . . . . . . . . . . . . . . .                 (59,641)          (43,891)
                                                                                ---------         ---------
         Net cash provided by financing activities  . . . . . . .                  97,562           104,576
                                                                                ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of and additions to real estate   . . . . . . . .                 (73,128)          (13,122)
    Investment in real estate mortgages and development
      financing   . . . . . . . . . . . . . . . . . . . . . . . .                 (93,898)         (114,349)
    Prepayment proceeds and principal payments on real
       estate mortgages and note  . . . . . . . . . . . . . . . .                  11,800             2,064
    Working capital advances  . . . . . . . . . . . . . . . . . .                 (20,338)          (22,637)
    Collection of receivables and repayment of working
      capital advances  . . . . . . . . . . . . . . . . . . . . .                  16,125            23,826
                                                                                ---------         ---------
         Net cash used in investing activities  . . . . . . . . .                (159,439)         (124,218)
                                                                                ---------         ---------
         Net (decrease) increase in short-term cash investments .                  (5,865)           27,934
    Short-term cash investments at:
      Beginning of period   . . . . . . . . . . . . . . . . . . .                  39,937            16,306
                                                                                ---------         ---------
      End of period   . . . . . . . . . . . . . . . . . . . . . .               $  34,072         $  44,240
                                                                                =========         =========

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

       Basis of Presentation
       ---------------------

       In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for each of the three-and six-month periods ended June 30, 1995 and 1994 and cash flows for each of the six-month periods ended June 30, 1995 and 1994. The results of operations for the six-month period ended June 30, 1995 are not necessarily indicative of the results which may be expected for the entire year.

2.     Supplemental Cash Flow Information
       ----------------------------------

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             -----------------------
                                                                               1995           1994
                                                                             -------        --------
                                                                                  (In thousands)

       Interest paid during the period  . . . . . . . . .                    $ 33,155      $ 30,495
       Non-cash investing and financing transactions:
          Acquisition and lease of real estate:
            Value of real estate (sold) acquired:
               Land and buildings . . . . . . . . . . . .                     (27,108)      (94,000)
               Accumulated depreciation . . . . . . . . .                       3,205        22,463
             Increase to real estate mortgages  . . . . .                      27,108        85,000
      Value of shares issued for conversion of debentures                       9,304        37,792

3.     Real Estate Investments
       -----------------------

       During the six months ended June 30, 1995, the Company provided permanent mortgage financing of $23,560,000 for two long-term care facilities located in Massachusetts and Nevada. Also, the Company provided $17,118,000 in additional permanent mortgage financing secured by 15 long-term care facilities located in Kansas, Kentucky, Missouri, Pennsylvania, Tennessee, Texas, Washington and Wyoming, and two retirement facilities located in Nebraska and Wyoming. In addition, the Company also provided net development financing of $53,220,000 resulting in

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

       aggregate funding of $93,898,000 through June 30, 1995 for seven long-term care facilities and eight medical office buildings. Included in the net development financing was $37,183,000 provided to an affiliate of the Company. During the six months ended June 30, 1995 the Company received principal payments on real estate mortgages of $3,181,000 and received $8,619,000 in prepayments for four long-term care facilities.

       During the six months ended June 30, 1995, the Company acquired for $71,500,000 an acute care hospital campus located in Arizona and one long-term care facility located in Ohio. The Company also provided $1,628,000 for additions to two facilities currently owned by the Company.

       At June 30, 1995, the Company was committed to providing additional financing of approximately $85,668,000 relating to five long-term care facilities and eight medical office buildings currently under construction, and additions to permanent mortgages secured by four long-term care facilities.

4.     Indebtedness and Shareholders' Equity
       -------------------------------------

       During March and April 1995, the Company completed the sale of 9,250,000 shares at $30.125 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

       During the six months ended June 30, 1995, $4,200,000 principal amount of 9% convertible debentures were converted into 155,544 Shares and $5,104,000 principal amount of 7% convertible debentures were converted into 166,657 Shares.

       The Company has a total of $205,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.0% to 1.5% of which approximately $124,000,000 was available at July 31, 1995. In January 1995, the Company entered into an 8% interest rate cap for $100,000,000 of its unsecured credit facilities.

5.     Distributions Paid to Shareholders
       ----------------------------------

       On May 15, 1995, the Company paid a dividend of $.6725 per Share to shareholders of record on April 28, 1995. This dividend related to the period from January 1, 1995 through March 31, 1995.

6.     Subsequent Events
       -----------------

       On July 11, 1995, the Company declared a dividend of $.6775 per Share payable on August 15, 1995 to shareholders of record on July 31, 1995. This dividend relates to the period from April 1, 1995 through June 30, 1995.

       On July 26, 1995, the Company completed the sale of $125 million of 7.375% Notes due July 15, 2000 and $80 million of 7.6% Notes due July 15, 2001. The 7.375% Notes were priced at 99.82% to yield 7.418% and the 7.6% Notes were priced at 99.948% to yield 7.61%. The Company will use the net proceeds of approximately $203 million to repay indebtedness.

                                   MEDITRUST
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


       On July 31, 1995, the Company completed the sale of $43,334,000 of 8.54% Series A Convertible Senior Notes due July 1, 2000 and $51,666,000 of 8.56% Series B Convertible Senior Notes due July 1, 2002. These notes will be convertible into Shares of beneficial interest of the Company at $32.625 per Share. The Company will use the net proceeds of the offering to repay indebtedness.

                                   MEDITRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------


Revenues for the three months ended June 30, 1995 were $52,437,000 compared to $42,378,000 for the three months ended June 30, 1994. Interest income increased by $10,354,000 as a result of additional real estate investments made during the past twelve months offset by decreased rental income of $295,000 due to conversion of sale/leasebacks into mortgages.

For the three months ended June 30, 1995, total expenses decreased by $1,862,000. Interest expense decreased by $1,380,000 due to principal payments made during the past twelve months. Depreciation and amortization decreased by $109,000. General and administrative expenses decreased by $373,000 due to operating efficiencies.

Revenues for the six months ended June 30, 1995 were $101,370,000 compared to $83,373,000 for the six months ended June 30, 1994, an increase of $17,997,000 or 22% and revenue growth resulted from increased interest income of $18,868,000 as a result of additional real estate investments made during the past twelve months offset by $871,000 in reduced rental income due to conversions of sale/leasebacks into mortgages.

For the six months ended June 30, 1995, total expenses decreased by $402,000. Interest expense increased by $680,000 and resulted primarily from the issuance of $90,000,000 of 7.5% debentures in March, 1994 and was partially offset by the reduction in interest from the conversion of $14,110,000 and $16,404,000 principal amount of 9% and 7% debentures, respectively, during the past twelve months. Depreciation and amortization decreased by $188,000. General and administrative expenses decreased by $894,000 due to operating efficiencies.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

As of June 30, 1995, the Company's gross real estate investments totaled $1.7 billion including 240 long-term care facilities, 23 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, five retirement living facilities, eight medical office buildings and one acute care hospital. As of June 30, 1995, the Company's outstanding commitments for additional financing totaled approximately $85,668,000 for the completion of 13 facilities under construction.

The Company had shareholders' equity of $1,039,777,000 and debt constituted 38% of the Company's total capitalization as of June 30, 1995.

                                   MEDITRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES, Continued
                   ------------------------------------------


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

During the six-month period ended June 30, 1995, the Company completed the sale of 9,250,000 shares at $30.125 per share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

On July 26, 1995, the Company completed the sale of $125 million of 7.375% Notes due July 15, 2000 and $80 million of 7.6% Notes due July 15, 2001. The 7.375% Notes were priced at 99.82% to yield 7.418% and the 7.6% Notes were priced at 99.948% to yield 7.61%. The Company will use the net proceeds of approximately $203 million to repay indebtedness.

On July 28, 1995, the Company completed the sale of $43,334,000 of 8.54% Series A Convertible Senior Notes due July 1, 2000 and $51,666,000 of 8.56% Series B Convertible Senior Notes due July 1, 2002. These notes will be convertible into Shares of beneficial interest of the Company at $32.625 per Share. The Company will use the net proceeds of the offering to repay indebtedness.

Under the Company's unsecured credit facilities, a total of approximately $124,000,000 was available at July 31, 1995. In addition, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to approximately $265,000,000 of securities including debt, convertible debt and shares of beneficial interest.

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

                                   MEDITRUST
                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on May 25, 1995, the recorded vote to fix the number of trustees at nine and to vote for the election of all nominees as listed below was as follows:

                                                    For                            Against
                                                    ---                            -------
         Abraham D. Gosman                        38,559,581                        214,474
         David F. Benson                          38,583,033                        191,022
         Edward W. Brooke                         38,552,344                        221,711
         Hugh L. Carey                            38,546,099                        227,956
         Robert Cataldo                           38,567,514                        206,541
         Philip L. Lowe                           38,553,488                        220,567
         Thomas J. Magovern                       38,576,164                        107,891
         Gerald Tsai, Jr.                         38,573,797                        200,258
         Frederick W. Zuckerman                   38,575,022                        199,033

         There were no abstentions or broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

Exhibit
No.                                   Title                            Method of Filing
- --------                              -----                            ----------------
11           Statement Regarding Computation of Per Share
             Earnings. . . . . . . . . . . . . . . . . . . . .          Filed herewith

27           Financial Data Schedule . . . . . . . . . . . . .          Filed herewith

        (b)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDITRUST

Date:  August 2, 1995        By: /s/ Lisa P.McAlister
                                 -----------------------------------------------
                                 Lisa P. McAlister, Vice President and Treasurer (and Chief Accounting Officer)