Form 10-Q
period 1995-09-30
MEDITRUST
filed 1995-10-20
CIK 774350

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934


              For The Quarterly Period Ended SEPTEMBER 30, 1995

                                     or

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934


                 For the Transition period from ____ to ____

                       Commission file number 0-14022


                                  MEDITRUST
                                  ---------
           (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                         04-6532031
-------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification Number)

          197 First Avenue
   Needham Heights, Massachusetts                       02194-9127
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
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

                                   Yes   X   No
                                       -----   -----

As of September 30, 1995, there were outstanding 50,036,734 Shares of Beneficial Interest, without par value.

                                  MEDITRUST
                                  FORM 10-Q

                                    INDEX





Part I.  Financial Information                                                         Page(s)
                                                                                       -------
         Item 1.   Financial Statements

                   Consolidated Balance Sheets at September 30, 1995 (unaudited)
                     and December 31, 1994                                                  3

                   Consolidated Statements of Income for the three months ended
                     September 30, 1995 and 1994 (unaudited)                                4

                   Consolidated Statements of Income for the nine months ended
                     September 30, 1995 and 1994 (unaudited)                                5

                   Consolidated Statements of Cash Flows for the nine months ended
                     September 30, 1995 and 1994 (unaudited)                                6

                   Notes to the Consolidated Financial Statements (unaudited)            7-10

         Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                          11-13

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K                                        14

         Signatures                                                                        14


                                   MEDITRUST
                           PART I. FINANCIAL INFORMATION
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                                        September 30,      December 31,
                                                            1995               1994
                                                        -------------      ------------
                                                         (Unaudited)        (Audited)
                                          ASSETS
Real estate investments (Note 3):
  Land................................................   $   40,033       $    42,060
  Buildings and improvements, net of accumulated
   depreciation of $74,474 and $65,918, respectively..      628,765           518,428
  Real estate mortgages...............................    1,056,753           923,741
                                                         ----------        ----------
      Total real estate investments...................    1,725,551         1,484,229
Other assets, net.....................................       45,222            54,246
Short-term cash investments...........................       42,302            39,937
Fees, interest and other receivables..................       18,153            16,718
                                                         ----------        ----------
     Total assets.....................................   $1,831,228        $1,595,130
                                                         ==========        ==========

                           LIABILITIES & SHAREHOLDERS' EQUITY

Indebtedness (Note 4):
  Notes payable, net..................................   $  300,835                 -
  Convertible debentures, net.........................      298,940        $  231,277
  Bank notes payable, net.............................       91,635           168,645
  Bonds and mortgages payable, net....................       58,597            59,264
  Senior unsecured notes payable, net.................            -           285,360
  Senior mortgage notes payable, net..................            -            21,206
                                                         ----------        ----------
      Total indebtedness..............................      750,007           765,752
Deferred income.......................................       13,620            12,559
Accrued expenses and other liabilities................       40,020            46,672
                                                         ----------        ----------
      Total liabilities...............................      803,647           824,983
                                                         ----------        ----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 4, 5 and 6):
   Shares of Beneficial Interest without par value:
      Unlimited Shares authorized; 50,037
    and 39,619 Shares issued and
    outstanding in 1995 and 1994, respectively........    1,157,350           860,071
      Distributions in excess of net income...........     (129,769)          (89,924)
                                                         ----------        ----------
   Total shareholders' equity.........................    1,027,581           770,147
                                                         ----------        ----------
     Total liabilities and shareholders' equity.......   $1,831,228        $1,595,130
                                                         ==========        ==========

     The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
    December 31, 1994, are an integral part of these financial statements.

                                  MEDITRUST
                      CONSOLIDATED STATEMENTS OF INCOME
            for the three months ended September 30, 1995 and 1994
                                 (Unaudited)
                                                  1995      1994
                                                -------    -------
                                                (Amounts in thousands
                                              except per Share amounts)
Revenues (Note 3):
  Rental income.........................        $19,242    $19,547
  Interest income.......................         33,511     23,611
                                                -------    -------

     Total revenues.....................         52,753     43,158
                                                -------    -------

Expenses:
  Interest expense......................         15,146     17,058
  Depreciation and amortization.........          4,374      4,085
  General and administrative expenses...          1,531      2,198
                                                -------    -------

     Total expenses.....................         21,051     23,341
                                                -------    -------

Net income before extraordinary item....         31,702     19,817
Extraordinary item:
  Loss on prepayment of debt (Note 4)...         33,454          -
                                                -------    -------

Net income (loss).......................        $(1,752)   $19,817
                                                =======    =======

Per Share:
Net income before extraordinary item....        $  0.64    $  0.57
Extraordinary item:  Loss on prepayment
  of debt...............................           0.68          -
                                                -------    -------
Net income (loss).......................        $ (0.04)   $  0.57
                                                =======    =======
Weighted average Shares outstanding.....         49,589     34,744
                                                =======    =======

     The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
    December 31, 1994, are an integral part of these financial statements.

                                  MEDITRUST
                      CONSOLIDATED STATEMENTS OF INCOME
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)


                                                   1995           1994
                                                   ----           ----
                                                 (Amounts in thousands
                                                except per Share amounts)
Revenues (Note 3):
  Rental income...........................      $ 61,184        $ 62,359
  Interest income.........................        92,939          64,172
                                                --------        --------

     Total revenues.......................       154,123         126,531
                                                --------        --------

Expenses:
  Interest expense........................        48,869          50,101
  Depreciation and amortization...........        13,182          13,080
  General and administrative expenses.....         5,258           6,820
                                                --------        --------

     Total expenses.......................        67,309          70,001
                                                --------        --------

Net income before extraordinary item......        86,814          56,530
Extraordinary item:
  Loss on prepayment of debt (Note 4).....        33,454               -
                                                --------        --------

Net income................................      $ 53,360        $ 56,530
                                                ========        ========

Per Share:
Net income before extraordinary item......      $   1.87        $   1.66
Extraordinary item: Loss on prepayment
  of debt.................................          0.72               -
                                                --------        --------
Net income................................      $   1.15        $   1.66
                                                ========        ========
Weighted average Shares outstanding.......        46,492          34,130
                                                ========        ========


     The accompanying notes, together with the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended
    December 31, 1994, are an integral part of these financial statements.

                                  MEDITRUST
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)
                                                                           1995          1994
                                                                           ----          ----
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................      $  53,360     $  56,530
  Loss on prepayment of debt......................................         33,454             -
  Depreciation of real estate assets..............................         11,761        11,725
  Goodwill amortization...........................................          1,168         1,168
  Shares issued for compensation..................................            706           708
  Other debt amortization, depreciation and other items, net......          2,324         2,096
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  AVAILABLE FOR DISTRIBUTION......................................        102,773        72,227
  Net change in other assets and liabilities......................         (6,331)        5,597
                                                                        ---------     ---------
    Net cash provided by operating activities.....................         96,442        77,824
                                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from equity offering...................................        278,656             -
  Equity offering costs...........................................        (14,749)            -
  Proceeds from issuance of notes payable.........................        303,500             -
  Proceeds from issuance of convertible debentures................         95,000        90,000
  Debt issuance costs.............................................         (4,971)       (3,033)
  Proceeds from bank notes........................................        359,700       197,504
  Proceeds from warrant conversions and stock options.............          5,961         4,666
  Payment of bank notes...........................................       (436,700)     (140,594)
  Payment of senior unsecured notes...............................       (287,500)      (12,500)
  Payment of senior notes payable.................................        (21,800)            -
  Debt prepayment charges.........................................        (31,228)            -
  Principal payments on bonds and mortgages payable...............           (758)         (630)
  Distributions to shareholders...................................        (93,205)      (66,704)
                                                                        ---------     ---------
    Net cash provided by financing activities.....................        151,906        68,709
                                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of and additions to real estate.....................        (73,960)      (18,693)
  Investment in real estate mortgages and development financing...       (187,272)     (134,750)
  Prepayment proceeds and principal payments on real estate
     mortgages and note...........................................         21,535        22,054
  Working capital advances........................................        (29,887)      (33,959)
  Collection of receivables and repayment of working capital
     advances.....................................................         23,601        33,718
                                                                        ---------     ---------
    Net cash used in investing activities.........................       (245,983)     (131,630)
                                                                        ---------     ---------
    Net increase in short-term cash investments...................          2,365        14,903
   Short-term cash investments at:
    Beginning of period...........................................         39,937        16,306
                                                                        ---------     ---------
    End of period.................................................      $  42,302     $  31,209
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

                                  MEDITRUST
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.      Summary of Significant Accounting Policies
        ------------------------------------------

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust ("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Report on Form 10-K for the year ended December 31, 1994 (and the Report on Form 8-K dated March 8, 1995 including the Company's Annual Report, and incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Company.

        Basis of Presentation
        ---------------------

        In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1995 and the results of operations for each of the three-and nine-month periods ended September 30, 1995 and 1994 and cash flows for each of the nine-month periods ended September 30, 1995 and 1994. The results of operations for the nine-month period ended September 30, 1995 are not necessarily indicative of the results which may be expected for the entire year. Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

2.      Supplemental Cash Flow Information
        ----------------------------------
                                                                      Nine Months Ended
                                                                        September 30,
                                                                      -----------------
                                                                      1995         1994
                                                                      ----         ----
                                                                       (In thousands)
        Interest paid during the period............................  $ 51,095    $ 44,021
        Non-cash investing and financing transactions:
           Acquisition and lease of real estate (see Note 3):
             Value of real estate acquired (sold):
               Land and buildings..................................    42,906     (94,000)
               Accumulated depreciation............................     3,205      22,463
             (Reduction) increase of real estate mortgages net of
               participation reduction.............................   (32,725)     85,000
           Shares issued for:
             Conversion of debentures..............................    27,311      58,572
             Executive compensation................................       706         708

                                     -7-

                                  MEDITRUST
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

3.      Real Estate Investments
        -----------------------

        During the nine months ended September 30, 1995, the Company acquired for $71,500,000 an acute care hospital campus located in Arizona and one long-term care facility located in Ohio. The Company also provided $2,460,000 for additions to three facilities currently owned by the Company.

        During the nine months ended September 30, 1995, the Company provided permanent mortgage financing of $67,342,000 for two long-term care facilities located in Arizona and Massachusetts, one assisted living facility in Michigan, two retirement living centers located in Nevada and Utah, two alcohol and substance abuse facilities and one psychiatric facility located in New York. The New York facilities were previously financed for $72,397,000 with a previous borrower. The previous borrower prepaid this loan with the proceeds from the sale to the Company of four long-term care facilities in Maryland, Massachusetts and New Jersey and one rehabilitation hospital in New Jersey. This transaction resulted in the recognition of a previously deferred gain of $13,325,000, which was offset by an addition to the valuation allowance of the same amount.

        The Company also provided $42,640,000 in additional permanent mortgage financing secured by 18 long-term care facilities located in Kansas, Kentucky, Massachusetts, Missouri, Nevada, Pennsylvania, Tennessee, Texas, Washington and Wyoming, and two retirement facilities located in Nebraska and Wyoming. In addition, the Company also provided development financing of $77,290,000 for nine long-term care facilities and eleven medical office buildings. Aggregate development funding totaled $90,209,000 through September 30, 1995. During the nine months ended September 30, 1995 the Company received principal payments on real estate mortgages of $4,914,000 and received $16,621,000 in mortgage prepayments for four long-term care facilities and one rehabilitation facility.

        From time to time, the Company enters into transactions with related parties. As of September 30, 1995, the Company had total commitments of $139,638,000 of which $57,045,000 was funded, to entities in which the Company's Chairman and Chief Executive Officer owned or was expected to own a controlling equity interest. During the nine months ended September 30, 1995, the Company recognized interest income of $1,244,300 from investments with these affiliates. The Company expects, from time to time, to enter into additional transactions with related parties in the future. All of the terms and conditions of such transactions are subject to approval by the independent Trustees of the Company. The Board of Trustees believes that the terms of the transactions which the Company has entered into with related parties are not less favorable to the Company than those prevailing at the time for comparable transactions with unrelated persons.

        At September 30, 1995, the Company was committed to providing additional financing of approximately $107,021,000 relating to five long-term care facilities and eleven medical office buildings currently under construction and additions to permanent mortgages secured by five long-term care facilities.

                                  MEDITRUST
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)

4.      Indebtedness and Shareholders' Equity
        -------------------------------------

        In April 1995, the Company completed the sale of 9,250,000 Shares at $30.125 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

        During the nine months ended September 30, 1995, $9,702,000 principal amount of 9% convertible debentures were converted into 359,313 Shares and $17,609,000 principal amount of 7% convertible debentures were converted into 574,978 Shares.

        On July 26, 1995, the Company completed the sale of $125 million of 7.375% Notes due July 15, 2000 and $80 million of 7.6% Notes due July 15, 2001. The 7.375% Notes were priced at 99.82% to yield 7.418% and the 7.6% Notes were priced at 99.948% to yield 7.61%. The Company used the net proceeds to repay indebtedness.

        On July 28, 1995, the Company completed the sale of $43,334,000 of 8.54% Series A convertible senior notes due July 1, 2000 and $51,666,000 of 8.56% Series B convertible senior notes due July 1, 2002. These notes are convertible into Shares of beneficial interest of the Company at $32.625 per Share. The Company used the net proceeds of the offering to repay indebtedness.

        In July and August 1995, the Company prepaid senior unsecured notes and senior mortgage notes payable totaling $296,800,000 which were due between 1995 and 2001, with interest rates ranging from 10.00% to 10.86%. The transaction resulted in prepayment penalties and acceleration of unamortized debt costs totaling $33,454,000, which is an extraordinary item reflected as a loss on prepayment of debt in the accompanying income statements. Net proceeds from the issuance of notes and convertible debentures with interest rates ranging from 7.375% to 8.56% were used for the prepayment.

        During August and September 1995, the Company issued a total of $ 98,500,000 of notes payable bearing interest from 7.25% to 8.625%, and maturing between 1999 and 2015. The Company used the net proceeds to reduce the outstanding balance of the Company's unsecured credit facility.

        The Company has a total of $205,000,000 in unsecured credit facilities bearing interest at the lenders' prime rate or LIBOR plus 1.0%, of which approximately $107,000,000 was available at September 30, 1995. In January 1995, the Company entered into an 8% interest rate cap for $100,000,000 of its unsecured credit facilities.

5.      Distributions Paid to Shareholders
        ----------------------------------

        On August 15, 1995, the Company paid a dividend of $.6775 per Share to shareholders of record on July 31, 1995. This dividend related to the period from April 1, 1995 through June 30, 1995.

                                  MEDITRUST
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 (Unaudited)


6.      Subsequent Events
        -----------------

        On October 11, 1995,the Company declared a dividend of $.6825 per Share payable on November 15, 1995 to shareholders of record on October 31, 1995. This dividend relates to the period from July 1, 1995 through September 30, 1995.

                                  MEDITRUST
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS
                            ---------------------

Revenues for the three months ended September 30, 1995 increased $9,595,000 or 22% to $52,753,000 compared to $43,158,000 for the three months ended
September 30, 1994. Interest income increased by $9,900,000 as a result of additional real estate investments made during the past twelve months offset by decreased rental income of $305,000 due to the conversion of leases into mortgages.

For the three months ended September 30, 1995, total expenses decreased by $2,290,000. Interest expense decreased by $1,912,000 due to lower interest rates on newly issued notes, which were used to prepay senior unsecured notes payable and senior mortgage notes payable which carried higher interest rates. This benefit was partially offset by an increase in total indebtedness compared to September 30, 1994. The Company incurred an extraordinary charge of $33,454,000 for the three months ended September 30, 1995, consisting of prepayment penalties and unamortized deferred financing costs related to secured and unsecured debt totaling $296,800,000 maturing from December, 1995 to February, 2001. Depreciation and amortization increased by $289,000. General and administrative expenses decreased by $667,000 due to operating efficiencies.

Revenues for the nine months ended September 30, 1995 increased $27,592,000 or 22% to $154,123,000 compared to $126,531,000 for the nine months ended September 30, 1994. Revenue growth resulted from increased interest income of $28,767,000 from additional real estate investments made during the past twelve months which were partially offset by $1,175,000 in reduced rental income due to conversions of leases into mortgages.

For the nine months ended September 30, 1995, total expenses decreased by $2,692,000. Interest expense decreased by $1,232,000 due to lower interest rates on newly issued notes which were used to prepay senior unsecured notes payable and senior mortgage notes payable, which carried higher interest rates. This benefit was partially offset by an increase in total indebtedness compared to September 30, 1994. Depreciation and amortization increased by $102,000. General and administrative expenses decreased by $1,562,000 due to operating efficiencies.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

As of September 30, 1995, the Company's gross real estate investments totaled approximately $1,800,000,000 consisting of 245 long-term care facilities, 24 rehabilitation hospitals, two alcohol and substance abuse treatment facilities, six psychiatric hospitals, six retirement and assisted living facilities, eleven medical office buildings and one acute care hospital. As of September 30, 1995, the Company's outstanding commitments for additional financing totaled approximately $107,021,000 for the completion of 16 facilities under construction and additions to permanent mortgages secured by five long-term care facilities.

The Company had shareholders' equity of $1,028,000,000 and debt constituted 42% of the Company's total capitalization as of September 30, 1995.

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

In April 1995, the Company completed the sale of 9,250,000 Shares at $30.125 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

On August 10, 1995, the Company commenced a Medium-Term Note program, offering on a continuing basis, notes due from nine months to 30 years from date of issue, as selected by the purchaser and agreed to by the Company at an aggregate initial public offering price not to exceed $200,000,000. During August and September $98,500,000 of these notes were issued with maturity dates ranging from August 16, 1999 to September 14, 2005, bearing interest at rates between 7.25% to 8.625%. The net proceeds were utilized to reduce the outstanding balance of the Company's unsecured credit facilities.

On July 28, 1995, the Company completed the sale of $43,334,000 of 8.54% Series A convertible senior notes due July 1, 2000 and $51,666,000 of 8.56% Series B convertible senior notes due July 1, 2002. These notes are convertible into Shares of beneficial interest of the Company at $32.625 per Share. The Company used the net proceeds of the offering to repay higher cost indebtedness.

On July 26, 1995, the Company completed the sale of $125 million of 7.375% Notes due July 15, 2000 and $80 million of 7.6% Notes due July 15, 2001. The 7.375% Notes were priced at 99.82% to yield 7.418% and the 7.6% Notes were priced at 99.948% to yield 7.61%. The Company used the net proceeds to repay higher cost indebtedness.

In July and August 1995, the Company prepaid senior unsecured notes and senior mortgage notes payable of $296,800,000 which were due between 1995 and 2001, with interest rates ranging from 10.00% to 10.86%. The transaction resulted in prepayment penalties and acceleration of unamortized debt costs totaling $33,454,000, which is an extraordinary item reflected as a loss from prepayment of debt in the accompanying income statements. Net proceeds from the issuance of approximately $300 million of notes and convertible debentures with interest rates ranging from 7.375% to 8.56% were used for the prepayment. The Company will gain flexibility from the elimination of operational covenants and benefit from lower interest rates and improved interest coverage ratios.

                                  MEDITRUST
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES, Continued
                  ------------------------------------------

Under the Company's unsecured credit facilities, a total of approximately $107,000,000 was available at September 30, 1995. In addition, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to approximately $465,000,000 of securities including debt, convertible debt and shares of beneficial interest.

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

                                  MEDITRUST
                          PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
Exhibit
No.                                     Title                           Method of Filing
-------                                 -----                           ----------------
10.1            Amended and Restated Revolving Credit Agreement
                with Fleet Bank N.A and other lenders..........         Filed herewith

10.2            Amended and Restated Revolving Credit Agreement
                with Via Banque...................................      Filed herewith

11              Statement Regarding Computation of Per Share
                Earnings..........................................      Filed herewith

27              Financial Data Schedule...........................      Filed herewith

          (b)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 1995:

Date                    Description
----                    -----------
July 13, 1995           Financial results for the second  fiscal quarter of 1995;
                        Form of Underwriting Agreement; Form of Indenture Supplement, Form of Notes;
                        and Form T-1, Statement of Eligibility of Fleet National Bank

July 27, 1995           Form of Indenture Supplement, Forms of Convertible Senior Notes

August 8, 1995          Form of Distribution Agreement; Form of Indenture Supplement; Forms of Medium-
                        Term Notes

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEDITRUST

Date: October 20, 1995                    By: /s/ Lisa P.McAlister
                                              ----------------------------------
                                              Lisa P. McAlister, Chief Financial
                                              Officer and Treasurer (and Chief
                                              Accounting Officer)