Form 10-K405
period 1995-12-31
MEDITRUST
filed 1996-03-01
CIK 774350

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] for the transition period
    from        to
        -------   ----------

    Commission file number: 0-14022

                                   MEDITRUST
             (Exact name of registrant as specified in its charter)

Massachusetts                                           04-6532031
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

197 First Avenue, Needham Heights,  MA.                 02194-9127
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code (617) 433-6000
                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                             Name of Each Exchange on Which Registered
         -------------------                             -----------------------------------------
Shares of Beneficial Interest without par value                New York Stock Exchange
9% Convertible Debentures due 2002                             New York Stock Exchange
7% Convertible Debentures due 1998                             New York Stock Exchange
7 1/2% Convertible Debentures due 2001                         New York Stock Exchange
8.54% Convertible Debentures due 2000                          New York Stock Exchange
8.56% Convertible Debentures due 2002                          New York Stock Exchange
Medium-Term Notes due from 1997 to 2015                        New York Stock Exchange

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
     Yes   x                                        No
        -------                                     -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K   X .
               ----

Aggregate market value of voting shares held by non-affiliates as of January 29, 1996: $1,801,322,400 Number of Shares of Beneficial Interest outstanding of registrant as of January 29, 1996: 51,283,200 The following documents are incorporated by reference into the indicated Part of this Form 10-K.

       Document                                                                                    Part
       --------                                                                                    ----
Definitive Proxy Statement for the May 8, 1996 Annual Meeting of
   Shareholders, to be filed pursuant to Regulation 14A                                            III

                                     PART I

ITEM 1.

                                    BUSINESS
GENERAL

       Unless otherwise specified, information regarding Meditrust's business is given as of December 31, 1995.

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

       As of December 31, 1995, the Company had investments in 303 facilities, consisting of 247 long-term care facilities, 24 rehabilitation hospitals, 14 medical office buildings, 10 alcohol and substance abuse and psychiatric facilities, seven retirement and assisted living facilities, and one acute care hospital campus. Included in the 303 facilities are 17 properties under construction that are expected to be completed during the next three to 12 months. The Company's investments take the form of permanent mortgage loans, sale/leaseback transactions and development loans. The Company only enters into development loans if, upon completion of the facility, the Company's development loan is to be replaced by either a permanent mortgage loan from the Company or a sale/leaseback transaction with the Company.

        The Company's net increase in gross real estate investments totaled $305,000,000 during 1995 as a result of the Company entering into sale/ leaseback transactions and making permanent mortgage loans and development loans. Total investments were $1,855,000,000 at December 31, 1995.

         Sale/Leaseback Transactions. The Company acquired an acute care hospital campus located in Arizona, and five long-term care facilities located in Ohio and West Virginia for $88,700,000. The Company also provided $2,487,000 for additions to three facilities, and $3,000,000 for land at one facility that are currently owned by the Company. In addition, the Company received proceeds of $7,800,000 from the sale of a long-term care facility in Illinois.

      Permanent Mortgage Loans. During 1995, the Company provided permanent mortgage financing of $100,376,000 for six long-term care facilities located in Arizona, Massachusetts, Michigan, Tennessee and Washington, three medical office buildings in Florida and Tennessee, one assisted living facility in

Michigan, two retirement living centers located in Nevada and Utah, two alcohol and substance abuse facilities and one psychiatric facility located in New York. The New York facilities were previously financed for $72,397,000 with a previous borrower. The previous borrower prepaid this loan with the proceeds from the sale to the Company of four long-term care facilities in Maryland, Massachusetts and New Jersey and one rehabilitation hospital in New Jersey.

      Also during 1995, the Company provided $51,840,000 in additional permanent mortgage financing secured by 18 long-term care facilities located in Kansas, Kentucky, Massachusetts, Missouri, Nevada, Pennsylvania, Tennessee, Texas, Washington and Wyoming, and two retirement facilities located in Nebraska and Wyoming.

      Other Transactions. During the year ended December 31, 1995 the Company received annual principal payments on real estate mortgages of $6,615,000 and received $43,232,000 in mortgage prepayments for seven long-term care facilities located in Connecticut, Massachusetts, Pennsylvania and West Virginia and one rehabilitation facility located in Nevada.

      Conversion of Development Loans to Permanent Mortgage Loans. During 1995, the Company provided ongoing development financing of $8,390,000, resulting in an aggregate funding of $36,046,000 for four long-term care facilities located in Connecticut and Massachusetts, which were converted to permanent mortgage loans.

      Development Loans. During 1995, the Company provided net construction financing of $98,556,000 for 10 long-term care facilities, 11 medical office buildings and one assisted living facility. Aggregate development funding as of December 31, 1995 was $119,884,000 and the Company was committed to provide additional financing of approximately $102,701,000 relating to six long-term care facilities, 10 medical office buildings, and one assisted living facility currently under construction and additions to permanent mortgages secured by five long-term care facilities.

      Financings. In March and April 1995, the Company completed the sale of 9,250,000 shares of beneficial interest without par value ("Shares"), at $30.125 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

      On July 26, 1995, the Company completed the sale of $125 million of 7.375% Notes due July 15, 2000 and $80 million of 7.6% Notes due July 15, 2001. The 7.375% Notes were priced at 99.82% to yield 7.418% and the 7.6% Notes were priced at 99.948% to yield 7.61%. The Company used the net proceeds to repay indebtedness.

      On July 31, 1995, the Company completed the sale of $43,334,000 of 8.54% Series A convertible senior notes due July 1, 2000 and $51,666,000 of 8.56% Series B convertible senior notes due July 1, 2002. These notes are convertible into Shares of beneficial interest of the Company at $32.625 per Share. The Company used the net proceeds from the offering to repay indebtedness.

      In July and August 1995, the Company prepaid senior unsecured notes and senior mortgage notes payable of $296,800,000 which were due between 1995 and 2001, with interest rates ranging from 10.00% to 10.86%. The transaction resulted in prepayment penalties and acceleration of unamortized debt costs totaling $33,454,000, which was an extraordinary item reflected as a loss from prepayment of debt on the Company's income statement for the year ended December 31, 1995. Net proceeds from the issuance of approximately $300 million of notes and convertible debentures with interest rates ranging from 7.375% to 8.56% were used for the prepayment. The Company will gain flexibility from the elimination of certain operational covenants contained in the agreements relating to prepaid indebtedness and benefit from lower interest rates and improved interest coverage ratios.

      On August 10, 1995, the Company commenced a Medium-Term Note program, offering on a continuing basis, notes due from nine months to 30 years from date of issue, as selected by the purchaser and agreed to by the Company at an aggregate initial public offering price not to exceed $200 million. During August and September $98,500,000 of these notes were issued with maturity dates ranging from August 16, 1999 to August 17, 2015, bearing interest at rates between 7.25% to 8.625%. The net proceeds were utilized to reduce the outstanding balance of the Company's unsecured credit facilities.

      In November 1995, the Company completed the sale of 1,000,000 Shares at $33.00 per Share exclusively to European investors. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

      During January 1996, through the date hereof, the Company issued unsecured notes in the aggregate principal amount of $40 million which mature between January 1997 and January 2006 and bear interest at annual rates ranging from 6.35% to 7.3%.

      The Company has a total of $230 million in unsecured credit facilities consisting of (i) unsecured revolving lines of credit expiring June 30, 1997 in the aggregate amount of $205 million bearing interest at the lender's prime rate or LIBOR plus 1.00%, and (ii) an unsecured short-term borrowing entered into on January 17, 1996, which expires in April 1996 in the amount of $25 million bearing interest at LIBOR plus 1.25%. A total of approximately $69 million was available under the Company's revolving lines of credit at January 29, 1996. The Company also has an 8% interest rate cap for $100 million of its unsecured facilites, which expires in January 1997.

      In February 1996, the Company completed the sale of 9,200,000 Shares at $34.00 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

      The Company may raise additional capital from public or private sources and invest in additional health care related facilities.

INVESTMENT AND OTHER POLICIES

GENERAL

       The Company invests in income-producing health care related facilities which may include long-term care facilities, rehabilitation hospitals, retirement and assisted living facilities, medical office buildings, alcohol and substance abuse treatment facilities, psychiatric hospitals, and other health care related facilities. These investments are made primarily for the production of income. Because the Company invests in health care related facilities, the Company is not in a position to diversify its investment portfolio to include assets selected to reduce the risks associated with investment in improved real estate in a single industry. However, the Company intends to continue to diversify its portfolio by broadening its geographic base, providing financing to more operators, diversifying the type of health care facilities in its portfolio and diversifying the types of financing methods provided.

       In evaluating potential investments, the Company considers such factors as: (1) the current and anticipated cash flow and its adequacy to meet operational needs and other obligations and to provide a competitive market return on equity to the Company's shareholders; (2) the geographic area, type of property and demographic profile; (3) the location, construction quality, condition and design of the property; (4) the potential for capital appreciation, if any; (5) the growth and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar health care facilities in the same or nearby communities; (7) an adequate mix of private and governmental-sponsored patients; (8) potential alternative uses of the facilities; and (9) prospects of liquidity through financing or refinancing.

       Management reviews and verifies market research for all potential investments on behalf of the Company. Management also reviews the value of the property, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources of repayment for such debt.

       The Company's Declaration of Trust places no limitations on the percentage of the Company's total assets that may be invested in any one property or joint venture or on the nature or identity of the operators of such properties. The independent Trustees of the Company, however, may establish such limitations as they deem appropriate from time to time.

       From time to time, the Company enters into senior debt transactions.
The Company has no current plans to underwrite securities of other issuers.
The Company has authority to offer Shares in exchange for investments which conform to its standards and to repurchase or otherwise acquire its Shares or other securities. The Company has no present plans to invest in the securities of others for the purpose of exercising control, although the Company owns interests in partnerships which own health care facilities. The Company makes loans on such terms as the Trustees may approve.

       The Company will not, without the prior approval of a majority of Trustees, including a majority of the independent Trustees of the Company, acquire from or sell to any Trustee, director, officer or employee of the Company, or any affiliate thereof, any of the assets or other property of the Company.

       The Company provides its shareholders on request with annual reports containing audited financial statements and quarterly reports containing unaudited financial information.

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

POLICY CHANGES

       The Declaration of Trust may not be changed by the Trustees without shareholder approval except in limited circumstances to comply with federal and state law. All other policies set forth herein may be changed by the Trustees without shareholder approval.

COMPETITION

       The Company competes, primarily on the basis of knowledge of the industry, economics of the transaction and flexibility of financing structure, with real estate partnerships, other real estate investment trusts, banks and other investors generally in the acquisition, leasing and financing of health care related facilities.

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

EMPLOYEES

       As of December 31, 1995, the operations of the Company were maintained by 37 employees. The Company has not experienced any significant labor problems and believes that its employee relations are good.

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

MEDICARE, MEDICAID, BLUE CROSS AND OTHER PAYORS

       Certain of the operators receive payments for patient care from federal Medicare programs for elderly and disabled patients, state Medicaid programs for medically indigent and cash grant patients, private insurance carriers, employers and Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients. In general, Medicare payments for long-term care services, psychiatric care, and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Payments from state Medicaid programs for psychiatric care are based on reasonable costs or are at fixed rates. Long-term care facilities are generally paid by the Medicaid programs at fixed rates. Most Medicare and Medicaid payments are below retail rates. Payments from other payors are generally also below retail rates. Blue Cross payments in different states and areas are based on costs, negotiated rates or retail rates.

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

RETIREMENT AND ASSISTED LIVING

      Residential communities such as retirement and assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies, and other regulatory authorities specific to their location. Typically these regulations and licensing requirements relate to fire safety, sanitation, staff training, staffing levels and living accomodations, as well as requirements specific to certain health related services offered. Levels of service provided and corresponding regulation vary considerably from operator to operator as some are similiar to long-term care facilities, while others fall into the relatively unregulated care of a retirement community.

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

                      HEALTH CARE REFORM AND REGULATION

        Many of the operators with which the Company does business rely on government reimbursement, primarily Medicare and Medicaid, for a significant portion of their operating revenues. During the 1994 session of the United States Congress, there was active consideration of various proposals for national health care reform, including the administration's proposal to cap national health care spending and the future growth of Medicare and Medicaid funding. Other recent proposals include replacement of the current Medicaid program with block grants to the states and other limitations on Medicaid spending. Some of these proposals, if enacted, could have an adverse effect on operators doing business with the Company. No such legislation was passed during the 1994 session of Congress. However, such legislation is again being considered during the current session of Congress. It is not possible to predict whether and when health care reform legislation will be passed by Congress and, if passed, what features such legislation will contain or the effect it may have on the nursing home, assisted living or rehabilitation care industries, the reimbursements levels available to health care providers or on the health care industry in general.

        From time to time, Medicaid, Medicare and other governmental payers have reviewed the billing practices of many health care facilities operators including certain of the operators with which the Company does business. It is unclear what impact such reviews may have on these operators. The Company does not believe, however, that any adverse findings against these operators would materially affect the Company's financial position.

ITEM 2.
                                   PROPERTIES

       The table sets forth certain information as of December 31, 1995 regarding the Company's facilities:

                                                                           PURCHASE PRICE      ANNUAL BASE RENT
                                           NUMBER OF       NUMBER OF        OR MORTGAGE      PLUS DEBT SERVICE OR
LOCATION                                  FACILITIES       BEDS (1)          AMOUNT (2)       INTEREST PAYMENT(3)
--------                                  ----------       --------          ----------       -------------------
                                                                                    (DOLLARS IN THOUSANDS)
LONG-TERM CARE FACILITIES
Alabama                                         1             230            $   7,759             $    940
Arizona                                         6           1,034               37,876 (4)            3,754
California                                      1             179                6,455 (4)              612
Colorado                                        6             870               36,211 (4)            4,119
Connecticut                                    18           2,420              123,788 (5)           14,406
Florida                                        10           1,397               79,902 (6)           10,909
Georgia                                         1              83                2,993 (4)              612
Idaho                                           1             155                5,590 (4)              612
Illinois                                       26           2,332               50,006 (4)            5,000
Indiana                                        11           1,500               55,184 (13)           5,871
Kansas                                          3             383               13,718 (4)            1,684
Kentucky                                        1             228               10,059 (18)             710
Maryland                                        1             170               18,188                1,910
Massachusetts                                  34           5,098              326,561 (7)           35,881
Michigan                                        7             900               28,210 (8)            3,483
Missouri                                       10           1,305               43,296 (14)           4,850
Nebraska                                        2             263                9,370 (4)              984
Nevada                                          2             433               21,447 (19)           2,369
New Jersey                                      8           1,440               66,383 (9)            7,092
New York                                        4             512               50,826                6,000
North Carolina                                  2             240                7,357 (4)              906
Ohio                                            7             766               34,361 (15)           3,747
Pennsylvania                                   14           2,285               88,241 (10)          11,271
Rhode Island                                    1             160                4,952 (4)              532
Tennessee                                       9           1,231               42,687 (4)            4,874
Texas                                          47           4,560              107,199 (4)           11,313
Utah                                            2             240                9,276 (4)            1,181
Washington                                      4             510               16,909 (4)            1,879
West Virginia                                   7             615               29,747 (16)           2,937
Wyoming                                         1             150                6,849 (4)              743
                                              ---          ------            ---------             --------
     TOTAL LONG-TERM CARE                     247          31,689            1,341,400              151,181
                                              ---          ------            ---------             --------

REHABILITATION HOSPITALS
Arizona                                         1              80                9,965                1,196
Arkansas                                        2             122               17,451                1,999
California                                      5             298               67,907 (11)           8,395
Colorado                                        1             118               10,861 (4)            1,140
Kansas                                          1              80               11,649                1,437
Kentucky                                        1              55               10,000                1,050
Louisiana                                       2             170               21,920                2,752
Massachusetts                                   1              80               10,859                1,050
Michigan                                        1              55                7,821                  817

                                                                           PURCHASE PRICE      ANNUAL BASE RENT
                                           NUMBER OF       NUMBER OF        OR MORTGAGE      PLUS DEBT SERVICE OR
LOCATION                                  FACILITIES       BEDS (1)          AMOUNT (2)       INTEREST PAYMENT(3)
--------                                  ----------       --------          ----------       -------------------
New Hampshire                                   1             128               13,571                1,354
New Jersey                                      1              70               14,300                1,501
New York                                        1              28                4,701                  493
Tennessee                                       1              60                8,715 (4)            1,089
Texas                                           3             200               34,889                4,541
Washington                                      1              52                5,861                  615
Wisconsin                                       1             125               13,888                1,556
                                               --           -----              -------               ------
      TOTAL REHABILITATION                     24           1,721              264,358               30,985
                                               --           -----              -------               ------

MEDICAL OFFICE BUILDINGS
California                                      2                               13,070 (12)           1,241
Connecticut                                     1                               13,892 (12)           1,390
Florida                                         8                               92,726 (17)           5,621
Massachusetts                                   1                                7,301 (12)             211
Tennessee                                       1                                8,080 (4)              714
Texas                                           1                               10,494 (12)             997
                                               --                              -------               ------
     TOTAL MEDICAL OFFICE
        BUILDINGS                              14                              145,563               10,174
                                               --                              -------               ------



ACUTE CARE HOSPITAL
Arizona                                         1             492               65,650                7,222
                                               --             ---              -------               ------

RETIREMENT LIVING FACILITIES
Colorado                                        1             220               15,683  (4)           1,686
Florida                                         1             184               11,623  (4)           1,162
Nebraska                                        1             150                4,505  (4)             493
Utah                                            1             287                9,194  (4)           1,002
Wyoming                                         1             161                7,351  (4)             798
                                               --           -----              -------              -------
     TOTAL RETIRMENT LIVING                     5           1,002               48,356                5,141
                                               --           -----              -------              -------


ASSISTED LIVING
Florida                                         1             126               21,400  (12)          2,141
Michigan                                        1              80                4,054  (4)             399
                                               --           -----              -------              -------
     TOTAL ASSISTED LIVING                      2             206               25,454                2,540
                                               --           -----              -------              -------

                                                                                           PURCHASE PRICE      ANNUAL BASE RENT
                                                           NUMBER OF       NUMBER OF        OR MORTGAGE      PLUS DEBT SERVICE OR
                 LOCATION                                 FACILITIES       BEDS (1)          AMOUNT (2)       INTEREST PAYMENT(3)
                 --------                                 ----------       --------          ----------       -------------------
                 PSYCHIATRIC HOSPITALS AND
                 ALCOHOL AND SUBSTANCE ABUSE
                 Arizona                                         1             114              7,916  (4)           990
                 California                                      1              61              5,750                719
                 Louisiana                                       1             100              8,750              1,050
                 Florida, New York and Oklahoma                  5             564             33,258  (4)         3,658
                 Texas                                           2             156             11,248              1,456
                                                               ---             ---            -------             ------
                      TOTAL PSYCHIATRIC AND
                      ALCOHOL AND SUBSTANCE
                      ABUSE                                     10             995             66,922              7,873
                                                                --             ---           --------              -----

                      TOTAL ALL FACILITIES (20)                303          36,105         $1,957,703           $215,116
                                                               ===          ======         ==========           ========


 (1) Based upon information provided by the operators of the facilities, the average occupancy of the Company's portfolio of operating facilities for the nine months ended September 30, 1995, was as follows: long-term care facilities, 86%; rehabilitation hospitals, 65%; alcohol and substance abuse treatment facilities, 70%; psychiatric hospitals, 55%; retirement living facilities, 91%, acute care hospitals 50%. Generally, average occupancy rates are determined by dividing the number of patient days in each period by the average number of licensed bed days during such period.

 (2) Represents purchase price or mortgage amount at December 31, 1995 for operating facilities and the estimated construction loan amount for facilities under construction.

 (3) The annual base rentals/interest payments under the leases or mortgages are generally projected to be approximately 9% - 13% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements. Base rent excludes additional and percentage rent and interest but includes an aggregate of $6,967,000 in debt service. Additional and percentage rent and interest for the year ended December 31, 1995 was an aggregate of $9,106,000 for all of the facilities. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation.

 (4)   Permanent mortgage loans.

 (5)   Includes permanent mortgage loans aggregating $44,580,000.

 (6) Includes a permanent mortgage loan of $50,406,000 and a construction loan of $15,496,000.

 (7) Includes permanent mortgage loans of $133,285,000 and construction loans of $45,159,087.

 (8)   Includes permanent mortgage loans of $20,726,000.

 (9)   Includes a permanent mortgage loan of $25,898,000.

(10) Includes a permanent mortgage loan of $69,770,000 and construction loans of $6,939,000.


(11)  Includes a permanent mortgage loan of $28,919,000.

(12)  Development loans.

(13)  Includes permanent mortgage and construction loans of $48,915,000.

(14)  Includes permanent mortgage loans of $34,498,000.

(15)  Includes permanent mortgage loans of $5,111,000.

(16)  Includes permanent mortgage loans of $12,547,000.

(17) Includes permanent mortgage and construction loans of $12,400,000 and $80,326,000, respectively.

(18) Includes permanent mortgage and construction loans of $4,609,000 and $5,450,000, respectively.

(19) Includes permanent mortgage and construction loans of $18,389,000 and $3,058,000, respectively.

(20) Investments by the Company in facilities operated by Sun Healthcare Group, Inc., Life Care Centers of America, Inc., Springwood/Chur Associates, Horizon/CMS Inc., Health Asset Realty Trust, and Geriatric and Medical Centers, Inc., represented 21%, 21%, 7%, 7%, 5%, and 5%, respectively, of the Company's total portfolio as of December 31, 1995.

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

      Retirement Living Facilities. The retirement living facilities offer specially designed residential units for active and ambulatory elderly residents and provide various ancillary services. They may contain nursing facilities to provide a continuum of care. The retirement living facilities offer their residents an opportunity for an independent lifestyle with a range of social and health services.

      Assisted Living Facilities. The assisted living facility provides a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs for daily living and instrumental activities. Support services are generally available 24 hours a day to meet scheduled and unscheduled needs.

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

                                     LEASES

       Each facility (which includes the land, buildings, improvements, related easements, and rights and fixtures (the "Leased Properties")) that is owned by the Company is leased pursuant to a long-term triple net lease (collectively, the "Leases") which generally contains terms as outlined below. Generally, the Leased Properties do not include major movable equipment.

       The Leases generally have a fixed term of approximately 10 years and contain multiple renewal options. Some Leases are subject to earlier termination upon the occurrence of certain contingencies described in the Lease.

         The Company's Leased Properties aggregated approximately $746,000,000 of gross real estate investments at December 31, 1995. The base rents range from approximately 9% to 13% per annum of the Company's equity investment in the Leased Properties and many may be adjusted upward during the fifth year of the Leases to an amount equal to 300 to 500 basis points over the five-year United States Treasury securities' yield at the time of adjustment. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All Leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base revenues. In addition, the Company typically charges a lease commitment fee at the initiation of the sale/leaseback transaction.

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

        The Company also obtains other credit enhancement devices similar to those it may obtain with respect to permanent mortgage loans. See "Permanent Mortgage Loans" for description.

       With respect to two of the facilities, the Company leases the land pursuant to ground leases and in turn subleases the land to the operator of the facility. Such subleases contain terms substantially similar to those found in the Leases.

                            PERMANENT MORTGAGE LOANS

       The Company's permanent mortgage loan program is comprised of secured loans which are structured to provide the Company with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. Virtually all of the approximately $989,000,000 of permanent mortgage loans as of December 31, 1995 are first mortgage loans.

       The interest rates on the Company's investments in permanent mortgage loans for operating facilities range from approximately 9% to 13% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned.

         The permanent mortgage loans for operating facilities made through December 31, 1995 are generally subject to 10-year terms with up to 30-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year. Some of the mortgages include an interest adjustment in the fifth year which generally provides for interest to be charged at the greater of the current interest rate or 300 to 400 basis points over the five-year United States Treasury securities' yield at the time of adjustment.

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

                               DEVELOPMENT LOANS

       The Company makes development loans that by their terms convert either into sale/leaseback transactions or permanent mortgage loans upon the completion of the facilities. Generally, the interest rates on the outstanding balances of the Company's development loans are up to 300 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the loan. The development loan period generally commences upon the funding of such loans and terminates upon the earlier of the completion of development of the applicable facility or a specific date. This period is generally 12 to 18 months. During the term of the development loan, funds are advanced pursuant to draw requests made by the borrower in accordance with the terms and conditions of the applicable loan agreement which require a site visit prior to the advancement of funds.
Monthly payments of interest only are made on the total amount of the loan proceeds advanced during the development period.

       Meditrust began its development loan program in August 1987 and since that time has converted many of these development loans into sale/leaseback transactions or permanent mortgage loans representing an investment of $312,500,000 as of December 31, 1995. In addition, at December 31,

1995 the Company had outstanding development loans of $119,884,000 and was committed to providing additional financing of approximately $102,701,000. As with the Company's permanent mortgage financing program, the development loans generally include a variety of additional forms of security and collateral beyond the lien of the mortgage. See "Permanent Mortgage Loans." During the development loan period, the Company generally requires additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by either one, or a combination of, the borrower's parent entity, other affiliates of the borrower or one or more of the individual principals of the borrower.

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

ITEM 3.
                               LEGAL PROCEEDINGS


      In December 1993, the Chapter 11 Trustee of Towers Financial Corporation commenced an action in the Suffolk County Superior Court for the Commonwealth of Massachusetts against one of the Company's lessees and in January 1994 two subsidiaries of the Company were named as additional defendants. The plaintiff alleges that it holds a prior security interest in the accounts receivable of seven health care facilities, one of which is owned by the Company. The plaintiff demands payment of all such receivables including those collected by the Company in an amount up to $17,000,000. The Company is vigorously defending this action. It has filed an answer and counterclaim denying any liability to the plaintiff and asserting that the plaintiff does not have a valid prior security interest in any assets of the Company or its borrowers. The Company is a party to a number of other claims and lawsuits arising out of the normal course of business; the Company believes that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on the Company's business or on its consolidated financial position.

ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       NONE.

ITEM 4a.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following information relative to the Company's executive officers is given as of January 29, 1996:

       Name                                Age           Position with the Company
       ----                                ---           -------------------------
       Abraham D. Gosman                   67            Chairman, Chief Executive
                                                            Officer and Trustee
       David F. Benson                     46            President and Trustee
       Michael F. Bushee                   38            Chief Operating Officer
       Michael S. Benjamin                 38            Senior Vice President, Secretary
                                                            and Corporate Counsel
       Lisa P. McAlister                   32            Chief Financial Officer and Treasurer
       Stephen C. Mecke                    33            Vice President of Development
       Debora A. Pfaff                     32            Vice President of Operations
       Stephen H. Press                    58            Vice President of Acquisitions
       John G. Demeritt                    35            Controller

       Abraham D. Gosman has been Chairman of the Company since its organization in 1985 and became Chief Executive Officer in February 1991. Mr. Gosman is also founder, Chairman of the Board, CEO and President of PhyMatrix Corporation, a provider of managerial/administrative services to a variety of specialized medical care and treatment providers, which completed its initial public offer in January 1996 (NASDAQ/PHMX). Mr. Gosman was the Chief Executive Officer and Chairman of the Board of The Mediplex Group, Inc. ("Mediplex"), an operator and developer of health care facilities, from August 1990 until June 1994, when Mediplex was acquired by Sun. Mr. Gosman has been in the health care and development business for more than thirty years.

       David F. Benson has been President of the Company since September 1991 and was Treasurer of the Company from January 1986 to May 1992. He was Treasurer of Mediplex from January 1986 through June 1987. He was previously associated with Coopers & Lybrand, independent accountants, from 1979 to 1985. Mr. Benson is also a Trustee of Mid-Atlantic Realty Trust, a shopping center REIT, traded on the American Stock Exchange.

       Michael F. Bushee has been Chief Operating Officer of the Company since September 1994. He was Senior Vice President of Operations of the Company from November 1993 through August 1994, Vice President from December 1989 to October 1993, Director of Development from January 1988 to December 1989 and has been associated with the Company since April 1987. He was previously associated with The Stop & Shop Companies, Inc., a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants, for four years. He is also a Director of Sterling House Corporation, an assisted-living provider, traded on the American Stock Exchange.

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

       Lisa P. McAlister has been Chief Financial Officer and Treasurer of the Company since October 1995, Vice President of the Company since October 1993 and Treasurer since May 1992. She was Controller from December 1990 to May 1992 and Assistant Controller of the Company from November 1988 to December 1990. She was previously associated with Arthur Andersen & Co., independent accountants, from 1985 to 1988.

       Stephen C. Mecke has been Vice President of Development since October 1995 and has been the Company's Director of Development since June 1992. He was previously the manager of underwriting at Continental Realty Credit Inc., a commercial mortgage company, from October 1988 to June 1992.

       Debora A. Pfaff has been Vice President of Operations since October 1995 and has been the Company's Director of Operations since September 1992. Ms. Pfaff was previously Senior Manager with KPMG Peat Marwick where she worked from 1985 to 1992.

       Stephen H. Press has been Vice President of Acquisitions of the Company since October 1993 and previously held this position with the Company from June 1987 to December 1990. He was Vice President of Development and Regulatory Affairs for Integrated Health Services, Inc., a medical services company, from April 1991 to October 1993.

       John G. Demeritt has been Controller of the Company since October 1995. Prior to that, he was Corporate Controller of CMG Information Services, Inc., an information service provider, from 1994 to 1995. He was Vice President of Finance and Treasurer of Salem Sportswear Corporation, a manufacturer and marketer of licensed sports apparel, from June 1991 to November 1993. He was Controller of Scitex America Corporation, a manufacturer and distributor of electronic prepress equipment, from August 1986 to June 1991, and was previously associated with Laventhol & Horwath, independent accountants, from 1983 to 1986.

                                    PART II
ITEM 5.
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS



      (a) and (b)  The Company's Shares are traded on the New York Stock
Exchange under the symbol MT. The following table sets forth for the periods shown the high and low sales prices for the Shares (as reported on the New York
Stock Exchange Composite Tape):


                      1995                                    1994
                ----------------                        -----------------
Quarter         High       Low           Quarter         High       Low
--------------------------------         --------------------------------
First           $32.13    $29.50         First           $35.25    $31.38
Second          $34.13    $29.00         Second          $35.88    $32.13
Third           $35.50    $32.63         Third           $34.25    $30.63
Fourth          $35.50    $31.25         Fourth          $32.63    $28.75

There were approximately 5,200 holders of record of the Company's Shares as of January 29, 1996.
Included in the number of Shareholders of record are Shares held in "nominee" or "street" name.



      (c) The Company has declared the following distributions during its two most recent fiscal years:

                                                                               Distributions
                      Period                                                Declared Per Share
                      ------                                                ------------------
Quarter Ended March 31, 1994  . . . . . . . . . . . . . .                         $.6475
Quarter Ended June 30, 1994 . . . . . . . . . . . . . . .                          .6525
Quarter Ended September 30, 1994  . . . . . . . . . . . .                          .6575
Quarter Ended December 31, 1994 . . . . . . . . . . . . .                          .6625
                                                                                  ------
                                                                                  $ 2.62
                                                                                  ======

Quarter Ended March 31, 1995  . . . . . . . . . . . . . .                         $.6675
Quarter Ended June 30, 1995   . . . . . . . . . . . . . .                          .6725
Quarter Ended September 30, 1995  . . . . . . . . . . . .                          .6775
Quarter Ended December 31, 1995 . . . . . . . . . . . . .                          .6825
                                                                                  ------
                                                                                  $ 2.70
                                                                                  ======

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

ITEM 6.        SELECTED FINANCIAL INFORMATION



                                                                                            Year Ended December 31,
                                                                 ----------------------------------------------------------------
                                                                 1995          1994           1993            1992           1991
                                                                 ----          ----           ----            ----           ----
(In thousands except per Share data)
OPERATING DATA:
Revenues                                                       $209,369     $172,993        $150,375        $132,394       $112,910
                                                               --------     --------        --------        --------       --------
Expenses:
   Interest expense . . . . . . . . .                            64,163       67,479          62,193          58,159         56,886
   Depreciation and amortization  . .                            18,176       17,171          16,277          14,032         13,185
   General and administrative expenses                            7,058        7,883           8,269           8,845          4,930
                                                               --------     --------        --------        --------       --------
    Total expenses  . . . . . . . . .                            89,397       92,533          86,739          81,036         75,001
                                                               --------     --------        --------        --------       --------
Net income before extraordinary item                            119,972       80,460          63,636          51,358         37,909
Loss on prepayment of debt . . . . .                            33,454                                                        3,684
                                                               --------     --------        --------        --------       --------
Net income  . . . . . . . . . . . . .                          $ 86,518     $ 80,460        $ 63,636        $ 51,358       $ 34,225
                                                               ========     ========        ========        ========       ========
Shares of beneficial interest
   (weighted average) . . . . . . . .                            47,563       35,314          31,310          26,360         21,710

PER SHARE DATA:
Net income before extraordinary item                           $   2.52     $   2.28        $   2.03        $   1.95       $   1.75

Loss on prepayment of debt  . . . . .                               .70                                                         .17
                                                               --------     --------        --------        --------       --------

Net income  . . . . . . . . . . . . .                          $   1.82     $   2.28        $   2.03        $   1.95       $   1.58
                                                               ========     ========        ========        ========       ========

Distributions paid  . . . . . . . . .                          $   2.70     $   2.62        $   2.54        $   2.46       $   2.38
                                                               ========     ========        ========        ========       ========



                                                                  December 31,
                                           -------------------------------------------------------
                                           1995         1994         1993         1992        1991
                                           ----         ----         ----         ----        ----
(In thousands)
BALANCE SHEET DATA:
Real estate investments, net            $1,777,798   $1,484,229   $1,214,308   $1,021,630   $842,518
Total assets  . . . . . . . . . . . .    1,891,852    1,595,130    1,310,401    1,094,941    928,254
Indebtedness  . . . . . . . . . . . .      762,291      765,752      658,245      606,585    463,695
Total liabilities . . . . . . . . . .      830,097      824,983      724,606      663,458    500,736
Total shareholders' equity  . . . . .    1,061,755      770,147      585,795      431,483    427,518



ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


       The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of operations" in the Current Report on Form 8-K dated January 29, 1996.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The information required by this item is incorporated herein by reference to the "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Current Report on Form 8-K dated January 29, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES




To the Shareholders and Trustees of Meditrust:



Our report on the consolidated financial statements of Meditrust has been incorporated by reference in this Form 10-K from Meditrust's Current Report on Form 8-K dated January 29, 1996. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 33 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        Coopers & Lybrand L.L.P.





Boston, Massachusetts
January 29, 1996

                                   MEDITRUST
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                                Additions
                              Balance at       Charged to        Additions                          Balance at
                             Beginning of       Costs and        Charged to                           End of
       Description              Period          Expenses       Other Accounts      Deductions         Period
       -----------              ------          --------       --------------      ----------         ------
General valuation
  allowance included
  in Accrued Expenses
  and Other Liabilities
  for the year ended
  December 31:

1993                       $ 2,705,946       $9,329,724                                              $12,035,670

1994                        12,035,670        3,783,176                          $11,272,009 (A)       4,546,837

1995                         4,546,837                           $5,167,735                            9,714,572


(A) Includes $9,100,000 reclassified as a reduction to Other Assets and $2,172,009 relating to the valuation of a real estate investment.


                                              Additions
                            Balance at       Charged to        Additions                            Balance at
                           Beginning of       Costs and        Charged to                              End of
       Description            Period          Expenses       Other Accounts       Deductions           Period
       -----------            ------          --------       --------------       ----------           ------
General valuation
  allowance included
  in Other Assets for the
  year ended
  December 31:


1994                                                           $ 9,100,000 (A)                       $9,100,000

1995                         $9,100,000                         13,325,221        $18,192,698 (B)     4,232,523


(A) Reclassified from valuation allowance included in Accrued Expenses and Other Liabilities.
(B) Includes approximately $89,000 relating to the valuation of other assets and $18,104,000 relating to receivables charged off.


                                   MEDITRUST
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


                                                                     Gross Amount at Which Carried at Close of Period
                                     Initial  Cost                   ------------------------------------------------
                                      to Company        Cost
                                     ----------      Capitalized
                                     Building &     Subsequent to                     Building &                         Accum.
Description (1)      Encumbrances   Improvements     Acquisitons      Land (2)       Improvements      Total  (5)    Deprec.(4)(5)
---------------      ------------   ------------     -----------      --------       ------------      ----------    -------------
LTC
---
Alabaster, AL . .                   $ 5,799,000     $1,810,000        $  150,000    $ 7,609,000      $ 7,759,000    $1,399,656
Cheshire, CT  . .                     6,770,000                          455,000      6,770,000        7,225,000     1,727,753
Danbury, CT . . .                     5,295,000                          305,000      5,295,000        5,600,000     1,351,312
Darien, CT  . . .                     4,202,477                           45,000      4,202,477        4,247,477       175,103
Milford, CT . . .                     5,538,590                                       5,538,590        5,538,590       196,159
Milford, CT . . .                    10,000,000                                      10,000,000       10,000,000       395,833
Newington, CT . .                     8,970,000                          430,000      8,970,000        9,400,000     2,289,188
Southbury, CT . .                     3,224,151                        1,020,000      3,224,151        4,244,151       127,623
Southfield, CT  .                     7,750,000                          750,000      7,750,000        8,500,000       419,792
Westport, CT  . .                     4,970,000                          400,000      4,970,000        5,370,000     1,268,374
Wethersfield, CT                     12,440,000      6,643,218                       19,083,218       19,083,218     3,072,301
Bradenton, FL . .      $3,475,000     9,900,000                        4,100,000      9,900,000       14,000,000     1,980,000
W. Lafayette, IN        4,313,818     6,030,000        190,000            50,000      6,220,000        6,270,000     1,223,758
Beverly, MA . . .                     6,300,000                          645,000      6,300,000        6,945,000     1,607,815
Concord, MA . . .                     8,762,000                        3,538,000      8,762,000       12,300,000        54,763
New Bedford, MA .                     7,492,000                        1,008,000      7,492,000        8,500,000        46,825
Newton, MA  . . .                    12,430,000                          630,000     12,430,000       13,060,000     3,172,250
Lexington, MA . .                    11,210,000                          590,000     11,210,000       11,800,000     2,618,865
E. Longmeadow, MA                    12,400,000      3,595,928           400,000     15,995,928       16,395,928     2,647,378
Holyoke, MA . . .                    11,980,670        684,248           121,600     12,664,918       12,786,518     1,036,353
Lowell, MA  . . .                     9,897,730        594,621           500,000     10,492,351       10,992,351       853,699
Lynn, MA  . . . .                    13,293,267        870,248         1,206,734     14,163,515       15,370,249       976,845
Northampton, MA .                     2,709,612                          187,500      2,709,612        2,897,112       107,255
Peabody, MA . . .                     7,245,315                          805,035      7,245,315        8,050,350     1,449,066
Randolph, MA  . .                     9,014,760                        1,001,640      9,014,760       10,016,400     1,802,958
Weymouth, MA  . .                    10,719,932                          850,000     10,719,932       11,569,932       424,330
Wilmington, MA  .                     6,689,925                          743,325      6,689,925        7,433,250     1,337,988
Montgomery, MD  .                    16,888,000                        1,300,000     16,888,000       18,188,000       105,550
Grand Blanc, MI .                     6,500,000        863,800           120,000      7,363,800        7,483,800     1,346,913
Riverside, MO . .                     8,559,900                          238,000      8,559,900        8,797,900     1,658,475
Bound Brook, NJ .                     1,624,000                        1,176,000      1,624,000        2,800,000       365,377
Oradell, NJ . . .                    14,986,000                        1,714,000     14,986,000       16,700,000        93,662
Camden, NJ  . . .                     8,334,780                          450,250      8,334,780        8,785,030     1,875,311
Marlton, NJ . . .                    14,060,000                          240,000     14,060,000       14,300,000        87,875
New Milford, NJ .                    11,110,000                        1,090,000     11,110,000       12,200,000     2,222,010

                       Const.     Date
Description (1)        Date    Acquired
---------------        ----     -----
LTC
---
Alabaster, AL . .      1971       8/87
Cheshire, CT  . .      1975      10/85
Danbury, CT . . .      1976      10/85
Darien, CT  . . .      1975       6/94
Milford, CT . . .      1971       6/94
Milford, CT . . .      1992       6/94
Newington, CT . .      1978      10/85
Southbury, CT . .      1975       6/94
Southfield, CT  .      1993      11/93
Westport, CT  . .      1965      10/85
Wethersfield, CT       1965       8/86
Bradenton, FL . .      1985      12/87
W. Lafayette, IN       1964       1/88
Beverly, MA . . .      1972      10/85
Concord, MA . . .      1995      11/95
New Bedford, MA .      1995      11/95
Newton, MA  . . .      1977      10/85
Lexington, MA . .      1965       8/86
E. Longmeadow, MA      1986       9/87
Holyoke, MA . . .      1973       9/92
Lowell, MA  . . .      1975       9/92
Lynn, MA  . . . .      1960       4/93
Northampton, MA .      1974       6/94
Peabody, MA . . .      1987      10/90
Randolph, MA  . .      1987      10/90
Weymouth, MA  . .      1994       6/94
Wilmington, MA  .      1987      10/90
Montgomery, MD  .      1995      11/95
Grand Blanc, MI .      1970       5/88
Riverside, MO . .      1965       3/88
Bound Brook, NJ .      1963      12/86
Oradell, NJ . . .      1995      11/95
Camden, NJ  . . .      1984      12/86
Marlton, NJ . . .      1995      11/95
New Milford, NJ .      1971      12/87

                                   MEDITRUST
                                  SCHEDULE III

              REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                               DECEMBER 31, 1995

                                                                     Gross Amount at Which Carried at Close of Period
                                     Initial  Cost                   ------------------------------------------------
                                      to Company        Cost
                                     ----------      Capitalized
                                     Building &     Subsequent to                     Building &                         Accum.
Description (1)      Encumbrances   Improvements     Acquisitons      Land (2)       Improvements      Total  (5)    Deprec.(4)(5)
---------------      ------------   ------------     -----------      --------       ------------      ----------    -------------
LTC CONTINUED
-------------
Cortland, NY  . .                    $ 4,440,173      $  260,930                      $ 4,701,103      $ 4,701,103      $  282,193
Niskayuna, NY . .                      9,708,000         834,537        $  292,000     10,542,537       10,834,537         737,261
Rennsselaer, NY .                      1,400,000                                        1,400,000        1,400,000          40,833
Troy, NY  . . . .                      9,967,564         491,673            56,100     10,459,237       10,515,337         627,816
Bellbrook, OH . .                      2,787,134                           212,000      2,787,134        2,999,134         354,197
Huber Heights, OH                      3,593,360                           174,000      3,593,360        3,767,360         456,656
Swanton, OH . . .                      5,500,000                           350,000      5,500,000        5,850,000         103,125
Medina, OH  . . .       $6,828,545    10,568,000                           232,000     10,568,000       10,800,000       2,025,553
New London, OH  .                      2,110,837                            22,600      2,110,837        2,133,437         268,253
West Carrolton, OH                     3,483,669                           216,400      3,483,669        3,700,069         442,718
Erie, PA  . . . .                      4,753,000         375,000           335,000      5,128,000        5,463,000       1,012,455
Greensburg, PA  .                      5,544,012                           525,000      5,544,012        6,069,012         565,950
(4) Facilities, WV                    17,200,000                                       17,200,000       17,200,000          35,833
REHAB
-----
Benton, AR  . . .                      7,865,000         392,410           135,000      8,257,410        8,392,410         561,158
Jonesboro, AR . .        4,186,796     8,861,835                           196,225      8,861,835        9,058,060       1,535,019
Tucson, AZ  . . .                      9,965,000                                        9,965,000        9,965,000       1,349,427
Bakersfield, CA .                     10,907,463                         1,522,537     10,907,463       12,430,000       1,522,503
Fresno, CA  . . .        7,871,103    14,469,580                         2,088,920     14,469,580       16,558,500       1,750,167
Kentfield, CA . .                      9,650,000                           350,000      9,650,000       10,000,000       1,869,679
Topeka, KS  . . .        5,140,455    10,353,829                         1,295,499     10,353,829       11,649,328       1,794,005
Bowling Green, KY                     10,000,000                                       10,000,000       10,000,000         395,833
Ruston, LA  . . .        4,142,481    10,021,462                           321,551     10,021,462       10,343,013       1,778,978
Baton Rouge, LA .        5,497,917    10,366,008                         1,211,000     10,366,008       11,577,008       1,749,263
New Bedford, MA .                     10,000,000         859,303                       10,859,303       10,859,303         404,783
Battle Creek, MI                       7,265,913         408,529           146,970      7,674,442        7,821,412         523,347
Effingham, NH . .                      8,121,200       3,971,031         1,478,800     12,092,231       13,571,031         771,328
Cortland, NY  . .                     26,309,407       1,503,410           263,000     27,812,817       28,075,817       1,661,810
Arlington, TX . .                     10,132,662                         1,161,338     10,132,662       11,294,000       1,414,363
Ft. Worth, TX . .        5,860,010    10,814,520                         1,548,022     10,814,520       12,362,542       1,464,456
Houston, TX . . .        5,330,235    10,707,069                           525,000     10,707,069       11,232,069       1,806,819
Lake Terrace, WA                       4,389,224         441,796         1,029,980      4,831,020        5,861,000         194,893
Waterford, WI . .                     11,515,023       2,093,205           280,000     13,608,228       13,888,228         906,056


                         Const.      Date
Description (1)          Date      Acquired
---------------          ----       -----
LTC CONTINUED
-------------
Cortland, NY  . .        1986       8/93
Niskayuna, NY . .        1976       3/93
Rennsselaer, NY .        1975      11/94
Troy, NY  . . . .        1972       8/93
Bellbrook, OH . .        1981      12/90
Huber Heights, OH        1984      12/90
Swanton, OH . . .        1950       4/95
Medina, OH  . . .        1954       4/88
New London, OH  .        1985      12/90
West Carrolton, OH       1983      12/90
Erie, PA  . . . .        1977      12/87
Greensburg, PA  .        1991       6/90
(4) Facilities, WV       1987      12/95
REHAB
-----
Benton, AR  . . .        1967       4/93
Jonesboro, AR . .        1989       2/89
Tucson, AZ  . . .        1990       8/90
Bakersfield, CA .        1990       6/90
Fresno, CA  . . .        1991       3/91
Kentfield, CA . .        1963       3/88
Topeka, KS  . . .        1989       2/89
Bowling Green, KY        1992       6/94
Ruston, LA  . . .        1988      12/88
Baton Rouge, LA .        1988       4/89
New Bedford, MA .        1920       6/94
Battle Creek, MI         1933       4/93
Effingham, NH . .        1985       4/93
Cortland, NY  . .        1971       8/93
Arlington, TX . .        1990       6/90
Ft. Worth, TX . .        1990       8/90
Houston, TX . . .        1989       4/89
Lake Terrace, WA         1987       5/93
Waterford, WI . .        1968       4/93

                                   MEDITRUST
                                  SCHEDULE III

              REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                               DECEMBER 31, 1995

                                                                     Gross Amount at Which Carried at Close of Period
                                     Initial  Cost                   ------------------------------------------------
                                      to Company        Cost
                                     ----------      Capitalized
                                     Building &     Subsequent to                     Building &                         Accum.
Description (1)      Encumbrances   Improvements     Acquisitons      Land (2)       Improvements      Total  (5)    Deprec.(4)(5)
---------------      ------------   ------------     -----------      --------       ------------      ----------    -------------
ACUTE CARE HOSPITAL
-------------------
Phoenix, AZ . . .                   $ 63,960,000                     $   1,690,000   $ 63,960,000     $ 65,650,000       $ 1,465,750
PSYCH
-----
Hollywood, CA . .                      4,035,000                         1,715,000      4,035,000        5,750,000           773,360
Monroe, LA  . . .                      7,770,000    $    450,000           530,000      8,220,000        8,750,000         1,563,114
DeSoto, TX  . . .                      3,934,000       1,775,730           849,270      5,709,730        6,559,000         1,091,361
College Station, TX                    3,650,771          58,122           980,185      3,708,893        4,689,078           384,857
                       -----------  ------------    ------------     -------------   ------------     ------------       -----------
TOTAL . . . . . .      $52,646,360  $669,217,824    $ 29,167,739     $  47,993,481   $698,385,563     $746,379,044 (3)   $77,203,587
                       ===========  ============    ============     =============   ============     ============       ===========


                         Const.      Date
Description (1)          Date      Acquired
---------------          ----       -----
ACUTE CARE HOSPITAL
-------------------
Phoenix, AZ . . .         1954       2/95
PSYCH
-----
Hollywood, CA . .         1957       5/88
Monroe, LA  . . .         1982       5/88
DeSoto, TX  . . .         1988       1/88
College Station, TX       1987       5/93

TOTAL . . . . . .

                                   MEDITRUST
                                  SCHEDULE III

              REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                               DECEMBER 31, 1995

(1)    Facility classifications are Long-Term Care (LTC), Retirement Living
       (RL), Psychiatric Hospital (Psych), Rehabilitation Hospital (Rehab) and Assisted Living (AL).

(2) Gross amount at which land is carried at close of period also represents initial cost to the Company.

(3)    Cost for federal income tax purposes.

(4) Depreciation is calculated using a 40-year life for all completed facilities.

(5) Real estate and accumulated depreciation reconciliations for the three years ended December 31, 1995 are as follows:

                                                                                         Accumulated
                                                                        Real Estate      Depreciation
                                                                        -----------      -------------
Balance at close of year--December 31, 1993 . . . . . . .              $  685,896,000     $ 73,294,000
   Additions during the period:
       Acquisitions . . . . . . . . . . . . . . . . . . .                  18,327,000
       Value of real estate acquired  . . . . . . . . . .                  30,000,000
       Additions to existing properties . . . . . . . . .                  10,785,000
       Other  . . . . . . . . . . . . . . . . . . . . . .                  11,570,000
       Provision for depreciation . . . . . . . . . . . .                                   15,209,000
   Deductions:
       Lease terminations . . . . . . . . . . . . . . . .                (124,000,000)     (22,463,000)
       Sale of real estate  . . . . . . . . . . . . . . .                  (4,000,000)
       Other  . . . . . . . . . . . . . . . . . . . . . .                  (2,172,000)        (122,000)
                                                                        -------------     ------------

Balance at close of year-- December 31, 1994  . . . . . .                 626,406,000       65,918,000
   Additions during the period:
       Acquisitions . . . . . . . . . . . . . . . . . . .                  91,700,000
       Value of real estate acquired  . . . . . . . . . .                  69,988,000
       Additions to existing properties . . . . . . . . .                   2,487,000
       Provision for depreciation . . . . . . . . . . . .                                   16,283,000
   Deductions:
      Lease terminations  . . . . . . . . . . . . . . . .                 (35,602,000)      (3,486,000)
      Sale of real estate   . . . . . . . . . . . . . . .                  (8,600,000)      (1,512,000)
                                                                       --------------     ------------
Balance at close of year--December 31, 1995 . . . . . . .              $  746,379,000     $ 77,203,000
                                                                       ==============     ============

                                   MEDITRUST
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

                                                                               Periodic           Face            Carrying
                                              Interest         Final            Payment         Amount of         Amount of
Description (A)                                 Rate       Maturity Date     Terms (B)(C)       Mortgages       Mortgages (D)
---------------                                 ----       -------------     ------------       ---------       -------------
Long-term care facilities:
  Arizona                                     11.00% -      October 2002
                                               9.40%        March 2005        $12,708,000      $ 13,515,000      $ 13,426,000
  Colorado                                    10.85%        May 2005            5,815,000         5,990,000         5,976,000
  Connecticut                                  9.00% -      November 1997
                                              13.50%        November 2005      46,203,000        47,493,000        44,580,000
  Florida                                     10.00% -      January 1997
                                              10.25%        (G)               (G)                72,903,000        29,328,000
  Illinois (29 facilities)                    10.00%        February 2005      45,478,000        50,500,000        50,006,000
  Indiana                                      9.15% -      November 2005
                                               9.25%        October 2005        9,029,000         9,400,000         9,396,000
  Massachusetts                               10.40% -      August 2000
                                              11.50%        March 2005         81,452,000        89,253,000        85,487,000
  Massachusetts                               10.50%        June 2004          42,000,000        42,000,000        42,000,000
  Massachusetts                                9.40% -      (G)               (G)
                                              10.50%                                             50,308,000        30,582,000
  Michigan                                    11.75% -      December 2001 -
                                              12.75%        June 2002          20,770,000        21,768,000        20,726,000
  Nevada                                      10.00%        March 2005          7,905,000        10,000,000         9,987,000
  New Jersey (E)                              11.38%        December 1994       8,332,000         3,408,000         3,289,000
  North Carolina                              12.00%        September 1998      2,918,000         3,325,000         3,082,000
  Pennsylvania                                10.50% -      (G)               (G)
                                              12.25%        June 2002           8,556,000        17,052,000        11,248,000
  Pensylvania and
    New Jersey                                12.00%        April 2002         77,152,000        86,003,000        83,464,000
  Rhode Island                                10.75%        November 2003       4,851,000         5,000,000         4,952,000
  Tennessee                                   10.00%        July 2003          10,888,000        11,222,000        11,077,000
  Texas                                       10.00%        February 2005      27,287,000        30,300,000        30,133,000
  Texas                                       10.40%        October 2004       42,085,000        46,000,000        45,744,000
  Texas                                       11.20% -      November 2000
                                              12.00%        November 2004      26,170,000        28,083,000        27,717,000
  Utah                                        11.50%        December 2002       4,873,000         5,600,000         4,948,000
  Washington                                   8.87%        December 2005       3,050,000         3,050,000         3,050,000
  Wyoming                                     10.85%        June 2005          15,630,000        16,100,000        14,200,000
  Various (7 states)                          10.65%        October 2004       36,236,000        42,300,000        41,909,000
  Various (9 states)                          10.75%        May 2003           99,515,000       103,618,000       102,705,000
  Various (3 states)                          10.85%        May 2005           28,307,000        32,837,000        28,560,000
  Various (3 states)                          10.95%        November 2001      29,504,000        37,100,000        36,942,000
  Various (12 states)                         10.85%        August 2005        73,588,000        90,450,000        88,430,000
  West Virginia and
    Pennsylvania                              11.00%        October 2002       12,269,000        12,900,000        12,547,000

                                   MEDITRUST
                                  SCHEDULE IV
                    MORTGAGE LOANS ON REAL ESTATE, CONTINUED
                               DECEMBER 31, 1995

                                                             Periodic           Face            Carrying
                            Interest         Final            Payment         Amount of         Amount of
Description (A)               Rate       Maturity Date     Terms (B)(C)       Mortgages       Mortgages (D)
---------------               ----       -------------     ------------       ---------       -------------
Rehabilitation hospitals:
  California                   12.50%       July 2001         $24,042,000      $30,975,000      $28,919,000
  Colorado                     10.50%       July 2004           9,396,000       11,000,000       10,861,000
  Tennessee                    12.50%       September 2000      8,637,000        9,000,000        8,714,000
Medical Office Buildings:
  California                    9.50%       (G)                (G)              13,070,000       11,350,000
  Connecticut                  10.00%       (G)                (G)              13,892,000        8,216,000
  Florida                       8.72%       (G)                (G)              43,083,000       32,868,000
  Tennessee                     8.83%       January 2005        8,080,000        8,080,000        8,080,000
  Texas                         9.50%       (G)                (G)              10,494,000        9,561,000
Retirement living facilities:
  Colorado                     10.75%       April 2004         14,546,000      $16,200,000      $15,683,000
  Florida                      10.00%       January 1996        9,922,000       11,734,000       11,623,000
  Nevada and Utah              11.00%       January 2000        8,757,000       12,100,000        9,194,000
Assisted living:
  Florida                      10.00%       January 2005                        21,400,000       12,835,000
  Michigan                      9.85%       September 2005      3,818,000        4,728,000        4,054,000
Psychiatric hospitals and
Alcohol & Substance Abuse:
  Arizona                      12.50%       October 1999        7,077,000        8,360,000        7,916,000
  New York                     11.00%       January 2006       31,620,000       33,300,000       33,258,000
                                                                            --------------   --------------
Total                                                                       $1,234,894,000   $1,108,623,000 (F)(H)
                                                                            ==============   ==============

                                   MEDITRUST
                                  SCHEDULE IV
                    MORTGAGE LOANS ON REAL ESTATE, CONTINUED

(A)      Virtually all mortgage loans on real estate are first mortgage loans.
(B) Terms at or in excess of ten years (except for two properties in Connecticut and a loan on ten facilities located in Missouri, Nebraska and Texas, which are seven years, and two properties located in Florida and Utah which are five years) with principal and interest payable at varying amounts over life to maturity with interest adjustment generally at the end of the fifth year.
(C) Balloon payment is due upon maturity based on current interest rate with various prepayment penalties.
(D) No mortgage loan is subject to delinquent principal or interest, except for one property located in New Jersey.
(E)      Mortgage loan term has been extended for a one year period.
(F)      The aggregate cost for federal income tax purposes.
(G)      Construction in progress as of the close of the period.
(H) Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 1995 is as follows:

         Balance at December 31, 1992 . . . . . . . . . . . . . .                     $  531,816,000
            Additions during period:
              New mortgage loans  . . . . . . . . . . . . . . . .                        181,908,000
              Construction loan advances  . . . . . . . . . . . .                         28,387,000
            Deductions during period:
              Collection of principal . . . . . . . . . . . . . .                        (35,490,000)
              Acquisiton of properties, net . . . . . . . . . . .                        (88,493,000)
              Conversion of construction loans to
                 sale/leaseback transactions  . . . . . . . . . .                        (12,244,000)
              Other . . . . . . . . . . . . . . . . . . . . . . .                         (4,178,000)
                                                                                      --------------
         Balance at December 31, 1993 . . . . . . . . . . . . . .                        601,706,000
            Additions during period:
              New mortgage loans  . . . . . . . . . . . . . . . .                        241,339,000
              Construction loan advances  . . . . . . . . . . . .                         49,688,000
              Non-cash additions  . . . . . . . . . . . . . . . .                         71,594,000
            Deductions during period:
              Collection of principal . . . . . . . . . . . . . .                         (5,149,000)
              Conversion of construction loans to
                 sale/leaseback transactions  . . . . . . . . . .                        (10,239,000)
              Prepayment of mortgage loans  . . . . . . . . . . .                        (14,835,000)
              Other . . . . . . . . . . . . . . . . . . . . . . .                        (10,363,000)
                                                                                      --------------
         Balance at December 31, 1994 . . . . . . . . . . . . . .                        923,741,000
            Additions during period:
              New mortgage loans  . . . . . . . . . . . . . . . .                        152,216,000
              Construction loan advances  . . . . . . . . . . . .                        106,946,000
              Other . . . . . . . . . . . . . . . . . . . . . . .                          9,953,000
            Deductions during period:
              Collection of principal . . . . . . . . . . . . . .                         (6,615,000)
              Non-cash deductions . . . . . . . . . . . . . . . .                        (34,386,000)
              Prepayment of mortgage loans  . . . . . . . . . . .                        (43,232,000)
                                                                                      --------------
         Balance at December 31, 1995 . . . . . . . . . . . . . .                     $1,108,623,000
                                                                                      ==============

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          No financial statements have been filed as a part of this report other than those incorporated by reference in Item 8.

   2.     Financial Statement Schedules                                                       Page(s)
                                                                                              -------
Report of Independent Accountants on Financial Statement Schedules  . . . . . . .               23

      II.      Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . .               24
      III.     Real Estate and Accumulated Depreciation . . . . . . . . . . . . .               25-28
      IV.      Mortgage Loans on Real Estate  . . . . . . . . . . . . . . . . . .               29-31

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

    3.    Exhibits

          Exhibits required as part of this report are listed in the index appearing on Pages 36 through 40.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

          1988 Stock Option Plan              -    Form 10-K for fiscal year ended December 31, 1988, Exhibit
                                                   10.13

          1992 Equity Incentive Plan          -    Registration Statement No. 33-48695, Exhibit 4.3

          Trustee Retirement Plan             -    Filed herewith

          Employment Agreement with           -    Form 10-Q for fiscal quarter ended March 31, 1993, Exhibit
          Abraham D. Gosman                        10.1

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDITRUST

                                 By:/s/ Lisa P. McAlister
                                    ---------------------------
                                    Chief Financial Officer and Treasurer
                                    (and Principal Financial and Accounting
                                    Officer)

Dated:  February 29, 1996

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

          Name                                Title                                      Date
          ----                                -----                                      ----
/s/ Abraham D. Gosman                      Chairman, Chief Executive                 February 29, 1996
--------------------------------
Abraham D. Gosman                          Officer and Trustee


/s/ David F. Benson                        President and                             February 29, 1996
--------------------------------
David F. Benson                            Trustee

/s/ Edward W. Brooke                       Trustee                                   February 29, 1996
--------------------------------
Edward W. Brooke

/s/ Robert Cataldo                         Trustee                                   February 29, 1996
--------------------------------
Robert Cataldo

/s/ Philip L. Lowe                         Trustee                                   February 29, 1996
--------------------------------
Philip L. Lowe

/s/ Thomas J. Magovern                     Trustee                                   February 29, 1996
--------------------------------
Thomas J. Magovern

/s/ Gerald Tsai, Jr                        Trustee                                   February 29, 1996
--------------------------------
Gerald Tsai, Jr.

/s/ Frederick W. Zuckerman                 Trustee                                   February 29, 1996
--------------------------------
Frederick W. Zuckerman

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

                                    EXHIBITS

  Exhibit
     No                       Title                                        Method of Filing
  -------                     -----                                        ----------------
  3.1        Restated Declaration of Trust, as
             amended ................................ Incorporated by reference to Exhibit 3.1 to the Current
                                                      Report on Form 8-K filed October 19, 1994

  3.2        By-Laws, as amended .................... Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1992

  4.1        1988 Stock Option Plan, as amended ..... Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1988

  4.2        1992 Equity Incentive Plan ............. Incorporated by reference to Exhibit 4.3 to the
                                                      Registration Statement on Form S-8 (File No. 33-48695)

  4.3        Trustee Retirement Plan ................ Filed herewith

  4.4        Form of Indenture dated February 4,
             1993 between The Company and Fleet
             National Bank, as trustee .............. Incorporated by reference to Exhibit 4.1 to the
                                                      Registration Statement on Form S-3 (File No. 33-55386)

  4.5        Form of 7% Convertible Debenture due
             1998 ................................... Incorporated by reference to Exhibit 4.2 to the
                                                      Registration Statement on Form S-3 (File No. 33-55386)

  4.6        Form of Fiscal Agency Agreement dated
             February 4, 1993 between the Company
             and Fleet National Bank as fiscal
             agent .................................. Incorporated by reference to Exhibit 4.5 to Form 10-K for the fiscal year ended December 31, 1993

  4.7        Form of 7% Convertible Debenture due
             1998 ................................... Incorporated by reference to Exhibit 4.6 to Form 10-K for the fiscal year ended December 31, 1993

  4.8        Form of Fiscal Agency Agreement dated
             November 15, 1993 between the Company
             and Fleet National Bank as fiscal
             agent .................................. Incorporated by reference to Exhibit 4.7 to Form 10-K for the fiscal year ended December 31, 1993

 Exhibit
    No                       Title                                        Method of Filing
 -------                     -----                                        ----------------
 4.9        Form of 6 7/8% Convertible Debenture
            due 1998 ............................... Incorporated by reference to Exhibit 4.8 to Form 10-K for the fiscal year ended December 31, 1993


 4.10       Form of Indenture dated April 23, 1992
            between The Company and Fleet National
            Bank, as trustee.. ..................... Incorporated by reference to Exhibit 4 to the
                                                     Registration Statement on Form S-3 (File No. 33-45979

 4.11       Form of 9% Convertible Debenture due
            2002 ................................... Incorporated by reference to Exhibit 4.1 to the
                                                     Registration Statement on Form S-3 (File No. 33-45979)


 4.12       Form of Indenture dated March 9, 1994
            between the Company and Shawmut Bank
            as Trustee .............................  Incorporated by reference to Exhibit 4 to the
                                                      Registration Statement on Form S-3 (File No. 33-50835)

 4.13       Form of 7 1/2% Convertible Debenture
            due 2001 ...............................  Incorporated by reference to Exhibit 4 to the
                                                      Registration Statement on Form S-3 (File No. 33-50835)

 4.14       Form of Second Supplemental Indenture
            dated as of July 28, 1995 between the
            Company and Fleet National Bank, as
            trustee ................................  Incorporated by reference to Exhibit 4.1 to the
                                                      Company's Current Report on Form 8-K dated July 27, 1995


 4.15       Form of 8.54% Convertible Senior Note
            due July 1, 2000 .......................  Incorporated by reference to Exhibit 4.1 to the
                                                      Company's Current Report on Form 8-K dated July 27, 1995

 4.16       Form of 8.56% Convertible Senior Note
            due July 1, 2002 .......................  Incorporated by reference to Exhibit 4.1 to the
                                                      Company's Current Report on Form 8-K dated July 27, 1995

  Exhibit
     No                       Title                                        Method of Filing
  -------                     -----                                        ----------------
  4.17       Form of Distribution Agreement dated
             August 10, 1995 between the Company,
             Goldman, Sachs & Co. and other
             underwriters relating to $200,000,000
             of Medium-term Notes .................... Incorporated by reference to Exhibit 4.1 to the
                                                       Company's Current Report on Form 8-K dated August 8,
                                                       1995

  4.18       Form of Third Supplemental Indenture
             dated as of August 10, 1995 between
             the Company and Fleet National Bank ..... Incorporated by reference to Exhibit 4.2 to the
                                                       Company's Current Report on Form 8-K dated August 8,
                                                       1995

  4.19       Form of Fixed Rate Senior Medium-term
             Note .................................... Incorporated by reference to Exhibit 4.3 to the
                                                       Company's Current Report on Form 8-K dated August 8,
                                                       1995

  4.20       Form of Floating Rate Medium-term
             Note .................................... Incorporated by reference to Exhibit 4.4 to the
                                                       Company's Current Report on Form 8-K dated August 8,
                                                       1995
  4.21       Form of First Supplemental Indenture
             dated as of July 26, 1995 between the
             Company and Fleet National Bank ......... Incorporated by reference to Exhibit 4.1 to the
                                                       Company's Current Report on Form 8-K dated July 13, 1995

  4.22       Form of 7.375% Note due July 15, 2000 ... Incorporated by reference to Exhibit 4.1 to the
                                                       Company's Current Report on Form 8-K dated July 13, 1995

  4.23       Form of 7.60% Note due July 15, 2001 .... Incorporated by reference to Exhibit 4.1 to the
                                                       Company's Current Report on Form 8-K dated July 13, 1995

Exhibit
   No                       Title                                        Method of Filing
-------                     -----                                        ----------------
10.1       Note Agreement relating to first
           mortgage notes due December 1, 1997 ....  Incorporated by reference to Exhibit 10.4 to the
                                                     Registration Statement on Form S-11 (File No. 33-20557)

10.2       Amended and Restated Lease Agreement
           between Mediplex of Queens, Inc. and
           QPH, Inc. dated December 30, 1986 ......  Incorporated by reference to Exhibit 2.2 to the Form 8-K dated January 13, 1987

10.3       Form of Lease for Carmel, New York and
           Scotia, New York facilities ............  Incorporated by reference to Exhibit 10.5 to the
                                                     Registration Statement on Form S-11 (File No. 33-7483)


10.10      Amended and Restated Revolving Credit
           Agreement dated as of July 21, 1995
           between the Company and Via Banque ...... Incorporated by reference to Exhibit 10.2 to Form
                                                     10-Q for the fiscal quarter ended September 30, 1995.


10.12      Amended and Restated Revolving Credit
           Agreement dated July 21, 1995 among
           the Company, various financial
           institutions and Fleet Bank, National
           Association and First Union National
           Bank of North Carolina, as Agents ....... Incorporated by reference to Exhibit 10.1 to Form
                                                     10-Q dated October 20, 1995


11         Statement Regarding Computation of Per
           Share Earnings .......................... Filed herewith

21         Subsidiaries of the Registrant .......... Filed herewith

Exhibit
   No                       Title                    Method of Filing
-------                     -----                    ----------------
23         Consent of Coopers & Lybrand L.L.P. ..... Filed herewith