Form 10-K405/A
period 1995-12-31
MEDITRUST
filed 1996-03-05
CIK 774350

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A
                               Amendment No. 1
                                      to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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

                      HEALTH CARE REFORM AND REGULATION

        Many of the operators with which the Company does business rely on government reimbursement, primarily Medicare and Medicaid, for a significant portion of their operating revenues. During the 1994 session of the United States Congress, there was active consideration of various proposals for national health care reform, including the administration's proposal to cap national health care spending and the future growth of Medicare and Medicaid funding. No such legislation was passed during the 1994 session of Congress. Other recent proposals include replacement of the current Medicaid program with block grants to the states and other limitations on Medicaid spending. Some of these proposals, if enacted, could have an impact on operators doing business with the Company. It is not possible to predict whether and when health care reform legislation will be passed by Congress and, if passed, what features such legislation will contain or the effect it may have on the nursing home, assisted living or rehabilitation care industries, the reimbursements levels available to health care providers or on the health care industry in general.

        From time to time, Medicaid, Medicare and other governmental payors have reviewed the billing practices of many health care facilities operators including certain of the operators with which the Company does business. It is unclear what impact such reviews may have on these operators. The Company does not believe, however, that any adverse findings against these operators would materially affect the Company's financial position.

                                  SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDITRUST

                                 By:/s/ Lisa P. McAlister
                                    ---------------------------
                                    Chief Financial Officer and Treasurer
                                    (and Principal Financial and Accounting
                                    Officer)

Dated:  March 5, 1996