Form 10-Q
period 1996-03-31
MEDITRUST
filed 1996-04-26
CIK 774350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934


                  For The Quarterly Period Ended MARCH 31, 1996

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934



                  For the Transition period from ____ to ____

                         Commission file number 0-14022

                                    MEDITRUST
                                    ---------
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                         04-6532031
       -------------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


           197 First Avenue
    Needham Heights, Massachusetts                                02194
    ------------------------------                                -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
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

As of April 17, 1996, there were outstanding 60,620,883 shares of beneficial interest, without par value.

                                    MEDITRUST
                                    FORM 10-Q

                                      INDEX

Part I.  Financial Information                                                                    Page(s)
                                                                                                  -------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 1996 (unaudited)
                    and December 31, 1995                                                            3

                  Consolidated Statements of Income for the three months ended
                    March 31, 1996 and 1995 (unaudited)                                              4

                  Consolidated Statements of Cash Flows for the three months ended
                    March 31, 1996 and 1995 (unaudited)                                              5

                  Notes to Consolidated Financial Statements (unaudited)                            6-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                       8-9

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                  10

          Signatures                                                                                 10


                                    MEDITRUST

                          PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,         December 31,
                                                                       1996               1995
                                                                   -----------        ------------
                                                                   (Unaudited)         (Audited)

(In thousands)

                                     ASSETS
Real estate investments (Note 3)
    Land ......................................................     $   59,823       $   47,993
    Buildings and improvements, net of
        accumulated depreciation of $82,140 and $77,204,
        respectively...........................................        734,023          621,182
    Real estate mortgages......................................      1,141,535        1,108,623
                                                                    ----------       ----------
        Total real estate investments..........................      1,935,381        1,777,798
Other assets, net..............................................         51,180           49,400
Fees, interest and other receivables...........................         17,402           20,406
Cash and cash equivalents......................................         92,607           44,248
                                                                    ----------       ----------
         Total assets..........................................     $2,096,570       $1,891,852
                                                                    ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 4):
   Notes payable, net..........................................     $  320,560       $  300,813
   Convertible debentures, net.................................        293,511          295,209
   Bank notes payable, net.....................................                         113,709
   Bonds and mortgages payable, net............................         59,738           52,560
                                                                    ----------       ----------
         Total indebtedness....................................        673,809          762,291
Deferred income................................................          9,780            9,222
Accrued expenses and other liabilities.........................         47,941           58,584
                                                                    ----------       ----------
         Total liabilities.....................................        731,530          830,097
                                                                    ----------       ----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 4, 5 and 6):
     Shares of beneficial interest without par value:
       Unlimited shares authorized; 60,604
        and 51,177 shares issued and outstanding in 1996
        and 1995, respectively.................................      1,495,621        1,192,612
     Distributions in excess of net income.....................       (130,581)        (130,857)
                                                                    ----------       ----------
     Total shareholders' equity................................      1,365,040        1,061,755
                                                                    ----------       ----------
         Total liabilities and shareholders' equity............     $2,096,570       $1,891,852
                                                                    ==========       ==========


            The accompanying notes, together with the Notes to the
         Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                 MEDITRUST

                        CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                   ----------

                                                                        1996          1995
                                                                        ----          ----
(In thousands, except per Share amounts)

Revenues:
    Rental income..............................................       $23,806     $21,056
    Interest income............................................        35,521      27,877
                                                                      -------     -------
       Total revenues..........................................        59,327      48,933
                                                                      -------     -------
Expenses:
    Interest...................................................        16,105      18,474
    Depreciation and amortization..............................         5,424       4,343
    General and administrative.................................         2,265       1,933
                                                                      -------     -------
       Total expenses..........................................        23,794      24,750
                                                                      --------    -------
Net income.....................................................       $35,533     $24,183
                                                                      =======     =======
Net income per share, based on 55,153 and 40,594 weighted
    average Shares outstanding in 1996 and 1995, respectively..       $   .64     $   .60
                                                                      =======     =======



            The accompanying notes, together with the Notes to the
         Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                    MEDITRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                            1996              1995
                                                                            ----              ----
                                                                                (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.................................................         $  35,533        $  24,183
    Depreciation of real estate................................             4,937            3,874
    Goodwill amortization......................................               389              389
    Shares issued for compensation.............................               359              202
    Other depreciation and amortization and other items, net...               492              794
                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION.................................            41,710           29,442
    Net change in other assets and liabilities.................            (9,883)          (3,937)
                                                                        ---------        ---------
    Net cash provided by operating activities..................            31,827           25,505
                                                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from equity offering..............................           312,800          263,594
    Proceeds from debt issuance................................           110,399          161,700
    Repayment of bank notes payable............................          (197,000)        (280,700)
    Repayment of senior unsecured notes and
       mortgage notes payable..................................                            (12,500)
    Equity offering and debt issuance costs....................           (16,435)         (13,594)
    Principal payments on bonds and mortgages payable..........              (227)            (223)
    Distributions to shareholders..............................           (35,257)         (26,553)
    Proceeds from stock options................................             3,987               48
                                                                        ---------        ---------
       Net cash provided by financing activities...............           178,267           91,772
                                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of real estate.................................          (129,607)         (65,677)
    Investment in real estate mortgages and
       development funding.....................................           (39,369)         (46,665)
    Prepayment proceeds and principal payments
       on real estate mortgages................................             6,511            1,537
    Working capital advances...................................            (9,884)         (10,865)
    Collection of receivables and repayment of
       working capital advances................................            10,614            8,680
                                                                        ---------        ---------
       Net cash used in investing activities...................          (161,735)        (112,990)
                                                                        ---------        ---------
       Net increase in cash and cash equivalents...............            48,359            4,287
    Cash and cash equivalents at:
       Beginning of period.....................................            44,248           39,937
                                                                        ---------        ---------
       End of period...........................................         $  92,607        $  44,224
                                                                        =========        =========
Supplemental disclosure of cash flow information (see Note 2).

            The accompanying notes, together with the Notes to the
         Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust ("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and the Report on Form 8-K dated January 29, 1996 incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Company.

     Basis of Presentation
     ---------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1996 and its results of operations and cash flows for each of the three-month periods ended March 31, 1996 and 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


2.   Supplemental Cash Flow Information
     ----------------------------------

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              --------------------
                                                                              1996            1995
                                                                              ----            ----
                                                                                 (in thousands)

       Interest paid during the period.............................          $23,954       $14,809
       Non-cash financing transaction:
          Value of shares issued upon conversion of debentures.....          $ 2,080       $ 9,129

3.   Real Estate Investments
     -----------------------

     During the three months ended March 31, 1996, the Company acquired for $129,607,000 13 long-term care facilities and 13 assisted living facilities.

     During the three months ended March 31, 1996, the Company provided permanent mortgage financing of $17,800,000 for two long-term care facilities and one retirement living facility located in Washington and North Carolina. The Company also provided $1,890,000 in additional permanent mortgage financing secured by 24 long-term care facilities located in 12 states.

                                    MEDITRUST
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

     In addition, the Company provided net development financing of $19,679,000 for 12 medical office buildings, four long-term care facilities and two assisted living facilities under construction. During the three months ended March 31, 1996, the Company received principal payments on real estate mortgages of $3,434,000 and received $3,077,000 in mortgage prepayments for one facility located in North Carolina.

     At March 31, 1996, the Company was committed to provide additional financing of approximately $102,961,000 relating to 12 medical office buildings, four long-term care facilities, and three assisted living facilities currently under construction and additions to permanent mortgages secured by eight long-term care facilities.

4.   Indebtedness and Shareholders' Equity
     -------------------------------------

     In February 1996, the Company completed the sale of 9,200,000 shares of beneficial interest, without par value ("Shares") at $34.00 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

     During the three months ended March 31, 1996, the Company issued a total of $40,000,000 in notes payable with maturity dates ranging from January 17, 1997 to August 17, 2015, bearing interest at rates between 6.35% to 8.625%. The net proceeds from the issuance of these securities were utilized to reduce the outstanding balance of the Company's unsecured credit facilities. On March 18, 1996, $20,000,000 of these notes were repaid.

     During the three months ended March 31, 1996, $865,000 of principal amount of 9% convertible debentures were converted into 32,034 Shares and $1,215,000 of principal amount of 7% convertible debentures were converted into 39,672 Shares.

     The Company has a total of $205,000,000 in unsecured lines of credit, bearing interest at the lenders' prime rate or LIBOR plus 1.0%, all of which was available at March 31, 1996.

5.   Distributions Paid to Shareholders
     ----------------------------------

     On February 15, 1996, the Company paid a dividend of $.6875 per Share to shareholders of record on January 31, 1996. This dividend related to the period from October 1, 1995 through December 31, 1995.

6.   Subsequent Events
     -----------------

     On April 9, 1996, the Company declared a dividend of $.6925 per Share payable on May 15, 1996 to shareholders of record on April 30, 1996. This dividend relates to the period from January 1, 1996 through March 31, 1996.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

Revenues for the three months ended March 31, 1996 were $59,327,000 compared to $48,933,000 for the three months ended March 31, 1995, an increase of $10,394,000 or 21%. Revenue growth was comprised of increased interest income of $7,644,000 and increased rental income of $2,750,000, which resulted primarily from additional real estate investments made during the past year.

For the three months ended March 31, 1996, total expenses decreased by $956,000 compared to the three months ended March 31, 1995. Interest expense decreased by $2,369,000 primarily due to reductions in debt outstanding as a result of an equity offering in February 1996, and lower interest rates on the notes outstanding during the three months ended March 31, 1996, compared to those outstanding during the three months ended March 31, 1995. Depreciation and amortization expenses increased by $1,081,000, as a result of increased real estate investments made during the past year. General and administrative expenses increased by $332,000 due to growth in the Company's investment portfolio.

                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's gross real estate investments totaled approximately $2,018,000,000 consisting of 261 long-term care facilities, 24 rehabilitation hospitals, 22 retirement and assisted living facilities, 15 medical office buildings, ten alcohol and substance abuse treatment facilities and psychiatric hospitals, and one acute care hospital campus. As of March 31, 1996, the Company's outstanding commitments for additional financing totaled approximately $102,961,000 for the completion of 19 facilities under construction and additions to permanent mortgages secured by eight long-term care facilities.

The Company had shareholders' equity of $1,365,040,000 and debt constituted 33% of the Company's total capitalization as of March 31, 1996.

The Company provides funding for its investments through a combination of long-term and short-term financing including both debt and equity. The Company obtains long-term financing through the issuance of Shares, the issuance of long-term unsecured notes, the issuance of convertible debentures and the assumption of mortgage notes. The Company obtains short-term financing through the use of unsecured notes and bank lines of credit which are replaced with long-term financing as appropriate. From time to time, the Company may utilize interest rate caps or swaps to hedge interest rate volatility. It is the Company's objective to match mortgage and lease terms with the terms of its borrowings. The Company seeks to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued

Liquidity and Capital Resources, Continued
- ------------------------------------------

On August 10, 1995, the Company commenced a Medium-Term Note program, offering on a continuing basis, notes due from nine months to 30 years from date of issue, as selected by the purchaser and agreed to by the Company at an aggregate initial public offering price not to exceed $200 million. During the three months ended March 31, 1996, $40,000,000 of these notes were issued with maturity dates ranging from January 17, 1997 to August 17, 2015, and bearing interest at annual rates between 6.35% to 8.625%. The net proceeds from the issuance of these securities were utilized to reduce the outstanding balance of the Company's unsecured credit facilities. On March 18, 1996, $20,000,000 of these notes were repaid.

During February 1996, the Company completed the sale of 9,200,000 Shares at $34.00 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

As of April 4, 1996, the Company has unsecured revolving lines of credit expiring June 30, 1997 in the aggregate amount of $205,000,000 bearing interest at the lender's prime rate (8.25%) or LIBOR plus 1.0% (6.4375% at April 4, 1996). The total amount was available at April 4, 1996. In addition, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to approximately $81,000,000 of securities including debt, convertible debt and warrants to purchase debt, convertible debt and Shares. The Company has also filed with the Securities and Exchange Commission an additional Shelf Registration with respect to $500,000,000 of Securities.

The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings and future dividends. For 1996, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of Shares or by the issuance of additional long-term debt.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

Exhibit
No.                           Title                                  Method of Filing
- -------                       -----                                  ----------------

10          Agreement dated as of March 8, 1996 between
            the Company and Robert Cataldo..................... Incorporated by reference to the
                                                                Registration Statement on Form S-8
                                                                (File No. 333-0891)

11          Statement Regarding Computation of Per Share
            Earnings........................................... Filed herewith

27          Financial Data Schedule............................ Filed herewith


           (b)  Reports on Form 8-K


During the quarter ended March 31, 1996, the Company filed (i) a current report on Form 8-K dated January 29, 1996, which included the consolidated financial statements of the Company for the year ended December 31, 1995, and (ii) an amendment dated March 20, 1996 to its current report on Form 8-K dated March 4, 1992, which updated the Company's discussion of potential tax consequences from an investment in the Company's securities.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDITRUST

Date: April 26, 1996               By:  /s/ Lisa P. McAlister
                                        ---------------------
                                        Lisa P. McAlister,
                                        Chief Financial Officer