Form 10-Q
period 1996-06-30
MEDITRUST
filed 1996-07-30
CIK 774350

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934



                  For The Quarterly Period Ended JUNE 30, 1996

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934

                   For the Transition period from      to
                                                  ----    ----

                         Commission file number 0-14022

                                    MEDITRUST
                                    ---------
             (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                             04-6532031
- ----------------------------------------                 ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

            197 First Avenue
    Needham Heights, Massachusetts                       02194-9127
- ----------------------------------------                 ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
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

As of June 30, 1996 there were outstanding 60,691,984 Shares of Beneficial Interest, without par value.

                                    MEDITRUST
                                    FORM 10-Q

                                      INDEX

Part I.  Financial Information                                                    Page(s)
                                                                                  -------
         Item 1. Financial Statements

                 Consolidated Balance Sheets at June 30, 1996 (unaudited)
                    and December 31, 1995                                              3

                 Consolidated Statements of Income for the three months ended
                    June 30, 1996 and 1995 (unaudited)                                 4

                 Consolidated Statements of Income for the six months ended
                    June 30, 1996 and 1995 (unaudited)                                 5

                 Consolidated Statements of Cash Flows for the six months ended
                    June 30, 1996 and 1995 (unaudited)                                 6

                 Notes to Consolidated Financial Statements (unaudited)              7-9

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                      10-12

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders                  13

         Item 6. Exhibits and Reports on Form 8-K                                     13

         Signatures                                                                   13

                                    MEDITRUST
                          PART I. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,    December 31,
                                                                 1996          1995
                                                               --------    ------------
                                                              (Unaudited)    (Audited)

(In thousands)
                                     ASSETS


Real estate investments (Note 3)
    Land .................................................   $   61,658    $   47,993
    Buildings and improvements, net of
      accumulated depreciation of $87,418
      and $77,204, respectively ..........................      806,101       621,182
    Real estate mortgages ................................    1,165,834     1,108,623
                                                             ----------    ----------
         Total real estate investments ...................    2,033,593     1,777,798
Other assets, net ........................................       53,952        49,400
Fees, interest and other receivables .....................       19,901        20,406
Cash and cash equivalents ................................       43,316        44,248
                                                             ----------    ----------

         Total assets ....................................   $2,150,762    $1,891,852
                                                             ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 4):
    Notes payable, net ...................................   $  320,833    $  300,813
    Convertible debentures, net ..........................      291,681       295,209
    Bank notes payable, net ..............................       43,953       113,709
    Bonds and mortgages payable, net .....................       59,509        52,560
                                                             ----------    ----------
         Total indebtedness ..............................      715,976       762,291
Deferred income ..........................................       10,590         9,222
Accrued expenses and other liabilities ...................       58,296        58,584
                                                             ----------    ----------
         Total liabilities ...............................      784,862       830,097
                                                             ----------    ----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 4, 5 and 6):
    Shares of beneficial interest without par value:
      Unlimited shares authorized; 60,692
        and 51,177 shares issued and
        outstanding in 1996 and 1995, respectively .......    1,498,253     1,192,612
    Distributions in excess of net income ................     (132,353)     (130,857)
                                                             ----------    ----------
    Total shareholders' equity ...........................    1,365,900     1,061,755
                                                             ----------    ----------

         Total liabilities and shareholders' equity ......   $2,150,762    $1,891,852
                                                             ==========    ==========

 The accompanying notes, together with the Notes to the Consolidated Financial
  Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                    MEDITRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                for the three months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    1996      1995
                                                    ----      ----
                                                 (Dollars in thousands
                                               except per Share amounts)

Revenues:
    Rental income .............................   $27,149   $21,497
    Interest income ...........................    35,024    30,940
                                                  -------   -------

         Total revenues .......................    62,173    52,437
                                                  -------   -------

Expenses:
    Interest ..................................    14,491    15,249
    Depreciation and amortization .............     5,760     4,464
    General and administrative ................     1,679     1,795
                                                  -------   -------
         Total expenses .......................    21,930    21,508
                                                  -------   -------

Net income ....................................   $40,243   $30,929
                                                  =======   =======

Net income per share, based on 60,665
  and 49,194 weighted average shares
  outstanding in 1996 and 1995, respectively...   $   .66   $   .63
                                                  =======   =======




 The accompanying notes, together with the Notes to the Consolidated Financial
  Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                    MEDITRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                 for the six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    1996       1995
                                                    ----       ----
                                                  (Dollars in thousands
                                                 except per Share amounts)

Revenues:
    Rental income .............................   $ 50,955   $ 42,553
    Interest income ...........................     70,545     58,817
                                                  --------   --------

         Total revenues .......................    121,500    101,370
                                                  --------   --------


Expenses:
    Interest ..................................     30,596     33,724
    Depreciation and amortization .............     11,184      8,807
    General and administrative ................      3,944      3,727
                                                  --------   --------

         Total expenses .......................     45,724     46,258
                                                  --------   --------

Net income ....................................   $ 75,776   $ 55,112
                                                  ========   ========

Net income per share, based on 57,909
  and 44,917 weighted average shares
  outstanding in 1996 and 1995, respectively...   $   1.31   $   1.23
                                                  ========   ========




 The accompanying notes, together with the Notes to the Consolidated Financial
  Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                    MEDITRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                 1996         1995
                                                                 ----         ----
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................   $  75,776    $  55,112
    Depreciation of real estate ...........................      10,214        7,869
    Goodwill amortization .................................         778          778
    Shares issued for compensation ........................         720          401
    Other depreciation, amortization and other items, net..         886        1,591
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION ............................      88,374       65,751
    Net change in other assets and liabilities ............      (4,368)      (9,739)
                                                              ---------    ---------
       Net cash provided by operating activities ..........      84,006       56,012
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from equity offering .........................     312,800      278,656
    Proceeds from debt issuance ...........................     157,399      201,700
    Repayment of bank notes payable .......................    (200,000)    (295,700)
    Repayment of senior unsecured notes and mortgage
      notes payable .......................................                  (12,500)
    Equity offering and debt issuance costs ...............     (16,553)     (15,167)
    Proceeds from stock options ...........................       4,188          665
    Principal payments on bonds and mortgages payable .....        (462)        (451)
    Distributions to shareholders .........................     (77,272)     (59,641)
                                                              ---------    ---------
        Net cash provided by financing activities .........     180,100       97,562
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of real estate and construction funding ...    (187,222)     (73,128)
    Investment in real estate mortgages and development
      funding .............................................    (114,244)     (93,898)
    Prepayment proceeds and principal payments on real
      estate mortgages ....................................      35,566       11,800
    Working capital advances ..............................     (19,366)     (20,338)
    Collection of receivables and repayment of working
      capital advances ....................................      20,228       16,125
                                                              ---------    ---------
        Net cash used in investing activities .............    (265,038)    (159,439)
                                                              ---------    ---------
        Net decrease in short-term cash investments .......        (932)      (5,865)
    Cash and cash equivalents at:
      Beginning of period .................................      44,248       39,937
                                                              ---------    ---------
      End of period .......................................   $  43,316    $  34,072
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

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Summary of Significant Accounting Policies
       ------------------------------------------

       Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust ("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See Report on Form 10-K for the year ended December 31, 1995 (and the Report on Form 8-K dated January 29, 1996 incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Company.

       Basis of Presentation
       ---------------------

       In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for each of the three-and six-month periods ended June 30, 1996 and 1995 and cash flows for each of the six-month periods ended June 30, 1996 and 1995. The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

2.     Supplemental Cash Flow Information
       ----------------------------------
                                                                         Six Months Ended
                                                                              June 30,
                                                                         -----------------
                                                                         1996         1995
                                                                         ----         ----
                                                                           (In thousands)

       Interest paid during the period ....................................   $ 29,616    $ 33,155
       Non-cash investing and financing transactions:
          Acquisition and lease of real estate:
            Value of real estate (sold) acquired:
               Land and buildings .........................................     21,976     (27,108)
               Accumulated depreciation ...................................                  3,205
             Increase (decrease) to real estate mortgages .................    (21,976)     27,108
       Value of shares issued for conversion of debentures ................      4,285       9,304

3.     Real Estate Investments
       -----------------------
       During the six months ended June 30, 1996, the Company acquired for $165,335,000 21 assisted living facilities and 13 long-term care facilities. In addition, during the six month period ended June 30, 1996, the Company provided net funding of $21,887,000 for the construction of eight assisted living facilities and one long-term care facility.

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.     Real Estate Investments, Continued
       ----------------------------------

       During the six months ended June 30, 1996, the Company provided permanent mortgage financing of $61,061,000 for ten long-term care facilities located in California, New Mexico and Washington; ten assisted living facilities located in Michigan and Wisconsin; and one retirement living facility located in North Carolina. The Company also provided $8,533,000 in additional permanent mortgage financing secured by six long-term care facilities located in five states, and six medical office buildings located in three states.

       In addition, during the six month period ending June 30, 1996, the Company provided net development financing of $44,650,000 for 16 medical office buildings, eight assisted living and seven long-term care facilities. During the six months ended June 30, 1996, the Company received principal payments on real estate mortgages of $30,398,000 and received $5,168,000 in mortgage prepayments for two facilities located in Connecticut and North Carolina.

       At June 30, 1996, the Company was committed to provide additional financing of approximately $189,153,000 relating to nine medical office buildings, seven long-term care facilities, and 13 assisted living facilities currently under construction and additions to existing facilities already in the portfolio.

4.     Indebtedness and Shareholders' Equity
       -------------------------------------

       In February 1996, the Company completed the sale of 9,200,000 shares of beneficial interest, without par value ("Shares") at $34.00 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

       During the six months ended June 30, 1996, the Company issued $20,000,000 in notes payable with a maturity date of January 16, 2006, bearing interest at 7.3%. The net proceeds from the issuance of this security were utilized to reduce the outstanding balance of the Company's unsecured credit facilities.

       During the six months ended June 30, 1996, $1,110,000 of principal amount of 9% convertible debentures were converted into 41,107 Shares and $3,175,000 of principal amount of 7% convertible debentures were converted into 103,669 Shares.

       The Company has a total of $205,000,000 in unsecured lines of credit, bearing interest at the lenders' prime rate or LIBOR plus 1.0%, of which approximately $160,000,000 was available at June 30, 1996.

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.     Distributions Paid to Shareholders
       ----------------------------------

       On May 15, 1996, the Company paid a dividend of $.6925 per Share to shareholders of record on April 30, 1996. This dividend related to the period from January 1, 1996 through March 31, 1996.

6.     Subsequent Events
       -----------------

       On July 9, 1996, the Company declared a dividend of $.6975 per Share payable on August 15, 1996 to shareholders of record on July 31, 1996. This dividend relates to the period from April 1, 1996 through June 30, 1996.

       On July 25, 1996, the Company invested $14,000,000 in exchange for 7,900,000 Shares, representing 19.99% of Nursing Home Properties Plc (NHP
       Plc), a property investment group that specializes in the financing, through sale and leaseback transactions of nursing homes located in the United Kingdom.

       NHP Plc is the only publicly traded UK property investment company that specializes in the purchase and leasing of purpose-built nursing homes in the UK. NHP Plc currently has invested or committed to invest approximately $75,000,000 in 26 nursing homes, totaling 1,543 beds. The facilities are leased to 8 UK nursing home operators on terms and conditions similar to those contained in the Company's leases.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

       Revenues for the three months ended June 30, 1996 were $62,173,000 compared to $52,437,000 for the three months ended June 30, 1995, an increase of $9,736,000 or 19%. Revenue growth was comprised of increased interest income of $4,084,000 and increased rental income of $5,652,000, which resulted primarily from additional real estate investments made during the past twelve months.

       For the three months ended June 30, 1996, total expenses increased by $422,000 compared to the three months ended June 30, 1995. Interest expense decreased by $758,000 primarily due to reductions in debt outstanding as a result of an equity offering in February 1996, and lower interest rates on the notes outstanding during the three months ended June 30, 1996, compared to those outstanding during the same period in 1995. Depreciation and amortization expenses increased by $1,296,000, as a result of increased real estate investments made during the past year. General and administrative expenses decreased by $116,000.

       Revenues for the six months ended June 30, 1996 were $121,500,000 compared to $101,370,000 for the six months ended June 30, 1995, an increase of $20,130,000 or 20%. Revenue growth resulted from increased interest income of $11,728,000 and increased rental income of $8,402,000, which resulted primarily from additional real estate investments made during the past twelve months.

       For the six months ended June 30, 1996, total expenses decreased by $534,000. Interest expense decreased by $3,128,000 primarily due to reductions in debt outstanding as a result of an equity offering in February 1996, and lower interest rates on the notes outstanding during the six months ended June 30, 1996, compared to those outstanding during the same period in 1995. Depreciation and amortization expenses increased by $2,377,000, as a result of increased real estate investments made during the past year. General and administrative expenses increased by $217,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

       As of June 30, 1996, the Company's gross real estate investments totaled approximately $2,121,000,000 consisting of 274 long-term care facilities, 24 rehabilitation hospitals, 49 retirement and assisted living facilities, 18 medical office buildings, ten alcohol and substance abuse treatment facilities and psychiatric hospitals, and one acute care hospital campus. As of June 30, 1996, the Company's outstanding commitments for additional financing totaled approximately $189,153,000 for the completion of nine medical office buildings, seven long-term care facilities and 13 assisted living facilities currently under construction and additions to existing facilities already in the portfolio.

       The Company had shareholders' equity of $1,365,900,000 and debt constituted 34% of the Company's total capitalization as of June 30, 1996.

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

       On August 10, 1995, the Company commenced a Medium-Term Note program, offering on a continuing basis, notes due from nine months to 30 years from date of issue, as selected by the purchaser and agreed to by the Company at an aggregate initial public offering price not to exceed $200,000,000. As of June 30, 1996, $139,000,000 of these notes has been issued.

       During the six months ended June 30, 1996, the Company issued $20,000,000 in notes payable with a maturity date of January 16, 2006, bearing interest at 7.3%. The net proceeds from the issuance of this security were utilized to reduce the outstanding balance of the Company's unsecured credit facilities.

       During February 1996, the Company completed the sale of 9,200,000 Shares at $34.00 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

       On July 25, 1996, the Company invested $14,000,000 in exchange for 7,900,000 Shares, representing 19.99% of Nursing Home Properties Plc (NHP
       Plc), a property investment group that specializes in the financing, through sale and leaseback transactions of nursing homes located in the United Kingdom.

       NHP Plc is the only publicly traded UK property investment company that specializes in the purchase and leasing of purpose-built nursing homes in the UK. NHP Plc currently has invested or committed to invest approximately $75,000,000 in 26 nursing homes, totaling 1,543 beds. The facilities are leased to 8 UK nursing home operators on terms and conditions similar to those contained in the Company's leases.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES, Continued
                   ------------------------------------------

       As of July 16, 1996, the Company has unsecured revolving lines of credit expiring June 30, 1997 in the aggregate amount of $205,000,000 bearing interest at the lender's prime rate (8.25%) or LIBOR plus 1.0% (6.47% at July 16, 1996). The total amount was available at July 16, 1996. In addition, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to approximately $581,000,000 of securities including Shares, Preferred Shares of beneficial interest ("Preferred Shares"), debt, convertible debt and warrants to purchase Shares, Preferred Shares, debt, and convertible debt.

       The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings and future dividends. For 1996, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of Shares or Preferred Shares or by the issuance of additional long-term debt.

                                    MEDITRUST
                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the Annual Meeting of Shareholders of the Company held on May 8,
          1996 (the "Annual Meeting"), the recorded vote to fix the number of trustees at eight and to vote for the election of all nominees as listed below was as follows:

                                              For         Against
                                              ---         -------

              Abraham D. 7                 52,777,274     288,055
              David F. Benson              52,809,644     255,685
              Edward W. Brooke             52,764,848     300,481
              Robert Cataldo               52,734,733     330,596
              Philip L. Lowe               52,753,561     311,768
              Thomas J. Magovern           52,807,542     257,787
              Gerald Tsai, Jr.             52,777,022     288,307
              Frederick W. Zuckerman       52,799,635     265,694

          There were no abstentions or broker non-votes.

          At the Annual Meeting, the shareholders approved amendments to the Company's Declaration of Trust that authorized the Company to issue from time to time shares of one or more additional classes and/or series of shares of beneficial interest. 32,755,181 Shares were voted in favor of the proposed amendment and 6,605,916 Shares against. There were abstentions with respect to 849,800 Shares, and 12,854,432 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
Exhibit
No.                                Title                        Method of Filing
- -------                            -----                        ----------------
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

                                    MEDITRUST

Date:  July 30, 1996              By: /s/ Lisa P.McAlister
                                      --------------------
                                      Lisa P. McAlister, Chief Financial Officer