Form 10-Q
period 1996-09-30
MEDITRUST
filed 1996-10-22
CIK 774350

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934


                For The Quarterly Period Ended SEPTEMBER 30, 1996

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

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

As of September 30, 1996, there were outstanding 60,936,603 Shares of Beneficial Interest, without par value.

                                    MEDITRUST
                                    FORM 10-Q

                                      INDEX


Part I.  Financial Information                                           Page(s)
                                                                         -------

         Item 1. Financial Statements

                 Consolidated Balance Sheets at September 30, 1996
                    (unaudited) and December 31, 1995                          3

                 Consolidated Statements of Income for the three
                    months ended September 30, 1996 and 1995
                    (unaudited)                                                4

                 Consolidated Statements of Income for the nine months
                    ended September 30, 1996 and 1995 (unaudited)              5

                 Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1996 and 1995
                    (unaudited)                                                6

                 Notes to the Consolidated Financial Statements
                    (unaudited)                                             7-10

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    11-13

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                             14

         Signatures                                                           14

                               MEDITRUST

                                          PART I. FINANCIAL INFORMATION
                                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,   December 31,
                                                                                     1996            1995
                                                                                  ----------      ----------
                                                                                 (Unaudited)      (Audited)
 (In thousands)
                                                ASSETS
Real estate investments (Note 3):
    Land ....................................................................     $   63,048      $   47,993
    Buildings and improvements, net of
        accumulated depreciation of $92,863
        and $77,204, respectively ...........................................        846,663         621,182
    Real estate mortgages ...................................................      1,246,885       1,108,623
                                                                                  ----------      ----------
        Total real estate investments .......................................      2,156,596       1,777,798
Other assets, net (Note 4) ..................................................         69,781          49,400
Fees, interest and other receivables ........................................         21,418          20,406
Cash and cash equivalents ...................................................         51,184          44,248
                                                                                  ----------      ----------

         Total assets .......................................................     $2,298,979      $1,891,852
                                                                                  ==========      ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 5)
   Notes payable, net .......................................................     $  494,774      $  300,813
   Convertible debentures, net ..............................................        289,546         295,209
   Bank notes payable, net ..................................................         22,572         113,709
   Bonds and mortgages payable, net .........................................         59,280          52,560
                                                                                  ----------      ----------
         Total indebtedness .................................................        866,172         762,291
Deferred income .............................................................         10,277           9,222
Accrued expenses and other liabilities ......................................         50,691          58,584
                                                                                  ----------      ----------
         Total liabilities ..................................................        927,140         830,097
                                                                                  ----------      ----------
Commitments and contingencies (Note 3)
Shareholders' equity (Notes 5, 6 and 7) Shares of beneficial interest without par value:
       Unlimited shares authorized; 60,937
        and 51,177 shares issued and
        outstanding in 1996 and 1995, respectively ..........................      1,505,870       1,192,612
     Distributions in excess of net income ..................................       (134,031)       (130,857)
                                                                                  ----------      ----------
     Total shareholders' equity .............................................      1,371,839       1,061,755
                                                                                  ----------      ----------

         Total liabilities and shareholders' equity .........................     $2,298,979      $1,891,852
                                                                                  ==========      ==========

  The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                    MEDITRUST

                         CONSOLIDATED STATEMENTS OF INCOME
              for the three months ended September 30, 1996 and 1995
                                    (Unaudited)
                                                    1996        1995
                                                    ----        ----
                                                  (Amounts in thousands
                                                 except per Share amounts)
Revenues (Note 3):
   Rental income ..............................    $28,061     $19,667
   Interest income ............................     36,740      33,086
                                                   -------     -------

         Total revenues .......................     64,801      52,753
                                                   -------     -------

Expenses:
   Interest expense ...........................     15,854      15,146
   Depreciation and amortization ..............      5,919       4,374
   General and administrative expenses ........      2,307       1,531
                                                   -------     -------

         Total expenses .......................     24,080      21,051
                                                   -------     -------

Net income before extraordinary item ..........     40,721      31,702
Extraordinary item:
   Loss on prepayment of debt (Note 5) ........                 33,454
                                                   -------     -------

Net income (loss) .............................    $40,721     $(1,752)
                                                   =======     =======

Per Share:
Net income before extraordinary item ..........    $  0.67     $  0.64
Extraordinary item:  Loss on prepayment of debt                   0.68
                                                   -------     -------
Net income (loss) .............................    $   .67     $ (0.04)
                                                   =======     =======
Weighted average Shares outstanding ...........     60,809      49,589
                                                   =======     =======

  The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended  December 31, 1995, are an integral part of these financial statements.

                               MEDITRUST

                   CONSOLIDATED STATEMENTS OF INCOME
         for the nine months ended September 30, 1996 and 1995
                              (Unaudited)
                                                    1996        1995
                                                    ----        ----
                                                 (Amounts in thousands
                                                except per Share amounts)
Revenues (Note 3):
   Rental income .............................    $ 79,016    $ 62,220
   Interest income ...........................     107,285      91,903
                                                  --------    --------

   Total revenues ............................     186,301     154,123
                                                  --------    --------

Expenses:
   Interest expense ..........................      46,450      48,869
   Depreciation and amortization .............      17,103      13,182
   General and administrative expenses .......       6,251       5,258
                                                  --------    --------

         Total expenses ......................      69,804      67,309
                                                  --------    --------

Net income before extraordinary item .........     116,497      86,814
Extraordinary item:
   Loss on prepayment of debt (Note 5) .......                  33,454
                                                  --------    --------

Net income ...................................     116,497    $ 53,360
                                                  ========    ========

Per Share:
Net income before extraordinary item .........    $   1.98    $   1.87
Extraordinary item: Loss on prepayment of debt                    0.72
                                                  --------    --------
Net income ...................................    $   1.98    $   1.15
                                                  ========    ========

Weighted average Shares outstanding ..........      58,883      46,492
                                                  ========    ========

     The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, are an integral part of these financial statements.

                                    MEDITRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                       1996          1995
                                                                       ----          ----
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................................    $ 116,497     $  53,360
    Loss on prepayment of debt ..................................                     33,454
    Depreciation of real estate assets ..........................       15,659        11,761
    Goodwill amortization .......................................        1,168         1,168
    Shares issued for compensation ..............................        1,591           706
    Other debt amortization, depreciation and other items, net ..          832         2,324
                                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION ..................................      135,747       102,773
    Net change in other assets and liabilities ..................      (14,968)       (6,331)
                                                                     ---------     ---------
       Net cash provided by operating activities ................      120,779        96,442
                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from equity offering ...............................      312,800       278,656
    Proceeds from debt issuance .................................      458,399       758,200
    Repayment of bank notes payable .............................     (346,500)     (436,700)
    Repayment of senior unsecured and mortgage notes payable ....                   (309,300)
    Debt prepayment charges .....................................                    (31,228)
    Equity offering and debt issuance cost ......................      (18,943)      (19,720)
    Principal payments on bonds and mortgages payable ...........         (696)         (758)
    Distribution to shareholders ................................     (119,671)      (93,205)
    Proceeds from warrant conversions and stock options .........        8,106         5,961
                                                                     ---------     ---------
       Net cash provided by financing activities ................      293,495       151,906
                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of and additions to real estate .................     (235,219)      (73,960)
    Investment in real estate mortgages and development financing     (218,257)     (187,272)
    Prepayment proceeds and principal payments on real estate
       mortgages and note .......................................       59,182        21,535
    Working capital advances ....................................      (28,242)      (29,887)
    Collection of receivables and repayment of working capital
       advances .................................................       28,707        23,601
    Investment in equity securities (Note 4) ....................      (13,509)
                                                                     ---------     ---------
       Net cash used in investing activities ....................     (407,338)     (245,983)
                                                                     ---------     ---------
       Net increase in short-term cash investments ..............        6,936         2,365
     Short-term cash investments at:
       Beginning of period ......................................       44,248        39,937
                                                                     ---------     ---------

       End of period ............................................    $  51,184     $  42,302
                                                                     =========     =========
Supplemental disclosure of cash flow information (see Note 2)

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

     Basis of Presentation
     ---------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for each of the three-and nine-month periods ended September 30, 1996 and 1995 and cash flows for each of the nine-month periods ended September 30, 1996 and 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

2.   Supplemental Cash Flow Information
     ----------------------------------
                                                                              Nine Months Ended
                                                                                September 30,
                                                                              ------------------
                                                                              1996          1995
                                                                              ----          ----
                                                                                (In thousands)
     Interest paid during the period ...................................    $ 53,754     $ 51,095
     Non-cash investing and financing transactions:
        Acquisition and lease of real estate (see Note 3):
          Value of real estate acquired (sold):
             Land and buildings ........................................      20,976       42,906
             Accumulated depreciation ..................................                    3,205
          Increase (reduction) of real estate mortgages net of
             participation reduction ...................................     (20,813)     (32,725)
        Unrealized gain on investment in equity
             securities (see Note 4) ...................................         465
        Value of Shares issued for:
           Conversion of debentures ....................................       6,806       27,311
           Executive compensation ......................................       1,591          706

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Real Estate Investments
     -----------------------

     During the nine months ended September 30, 1996, the Company acquired 27 assisted living facilities, one medical office building and one long-term care facility for $188,654,000. In addition, during the nine month period ended September 30, 1996, the Company provided net funding of $46,565,000 for the construction of 18 assisted living facilities, one medical office building and one long-term care facility.

     During the nine months ended September 30, 1996, the Company provided permanent mortgage financing of $131,286,000 for 27 long-term care facilities located in California, Colorado, Missouri, New Mexico, Rhode Island, and Washington; 11 assisted living facilities located in Michigan, Ohio and Wisconsin and one retirement living facility located in North Carolina. The Company also provided $11,043,000 in additional permanent mortgage financing secured by 12 long-term care facilities located in six states, and six medical office buildings located in three states.

     In addition, during the nine month period ending September 30, 1996, the Company provided net development financing of $75,928,000 for seven medical office buildings, two assisted living and seven long-term care facilities. During the nine months ended September 30, 1996, the Company received principal payments on real estate mortgages of $32,288,000 and received $26,894,000 in mortgage prepayments for two facilities located in Connecticut and North Carolina.

     At September 30, 1996, the Company was committed to provide additional financing of approximately $178,735,000 relating to nine medical office buildings, seven long-term care facilities, and 20 assisted living facilities currently under construction and additions to existing facilities in the portfolio.

4.   Accounting For Investments In Equity Securities
     -----------------------------------------------

     On July 25, 1996, the Company invested approximately $13,509,000 in exchange for 7,936,000 shares of common stock, representing 19.99% of Nursing Home Properties Plc (NHP Plc), a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom.

     Pursuant to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the investment is required to be recorded at current market value with an offsetting adjustment to shareholders equity. As of September 30, 1996 the market value of this investment was $13,974,000 and is included in other assets in the accompanying balance sheet. The resulting unrealized gain, representing the difference between current market value and cost, was $465,000 which is included in shareholders' equity in the accompanying balance sheet.

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Accounting For Investments In Equity Securities, continued
     ------------------------------------------------

     NHP Plc is a publicly traded UK property investment company that specializes in the purchase and leasing of purpose-built nursing homes in the UK. As of September 30, 1996, NHP Plc has invested or committed to invest approximately $118,000,000 in 39 nursing homes, totaling 2,318 beds. The facilities are leased to eight UK nursing home operators on terms and conditions similar to those contained in the Company's leases.

5.   Indebtedness and Shareholders' Equity
     -------------------------------------

     In July and August 1995, the Company prepaid senior unsecured notes and senior mortgage notes payable totaling $296,800,000 which were due between 1995 and 2001, with interest rates ranging from 10.00% to 10.86%. The transaction resulted in prepayment penalties and acceleration of unamortized debt cost totaling $33,454,000, which is an extraordinary item reflected as a loss on prepayment of debt in the income statements for the three and nine month periods ending September 30, 1995. Net proceeds from the issuance of notes and convertible debentures with interest rates ranging from 7.375% to 8.56% were used for the prepayment.

     In February 1996, the Company completed the sale of 9,200,000 shares of beneficial interest, without par value ("Shares") at $34.00 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

     On September 10, 1996, The Company completed the sale of $175,000,000 of 7.82% notes due September 10, 2026. The notes include a put feature which gives each noteholder the right to redeem the notes at par on September 10, 2003. The net proceeds from the issuance of these securities were utilized to repay the outstanding balance of the Company's unsecured credit facilities and for investments in additional health care facilities.

     During the nine months ended September 30, 1996, the Company issued $20,000,000 in notes payable with a maturity date of January 16, 2006, bearing interest at 7.3%. The net proceeds from the issuance of this security were utilized to reduce the outstanding balance of the Company's unsecured credit facilities and for investments in additional health care facilities.

     During the nine months ended September 30, 1996, $3,800,000 of principal amount of 9% convertible debentures were converted into 111,324 Shares and $3,006,000 of principal amount of 7% convertible debentures were converted into 124,076 Shares.

     The Company has a total of $280,000,000 in unsecured lines of credit, bearing interest at the lenders' prime rate or LIBOR plus .875%, of which approximately $256,000,000 was available at September 30, 1996.

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Distributions Paid to Shareholders
     ----------------------------------

     On May 15, 1996, the Company paid a dividend of $.6925 per Share to shareholders of record on April 30, 1996. This dividend relates to the period from January 1, 1996 through March 31, 1996.

     On August 15, 1996 the Company paid a dividend of $.6975 per Share to shareholders of record on July 31, 1996. This dividend relates to the period from April 1, 1996 through June 30, 1996.

7.   Subsequent Events
     -----------------

     On October 8, 1996, the Company declared a dividend of $.7025 per Share payable on November 15, 1996 to shareholders of record on October 31, 1996. This dividend relates to the period from July 1, 1996 through September 30, 1996.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

Revenues for the three months ended September 30, 1996 were $64,801,000 compared to $52,753,000 for the three months ended September 30, 1995, an increase of $12,048,000 or 22.8%. Revenue growth was comprised of increased rental income of $8,394,000 and increased interest income of $3,654,000, which resulted primarily from additional real estate investments during the past twelve months.

For the three months ended September 30, 1996, total expenses increased by $3,029,000 compared to the three months ended September 30, 1995. Interest expense increased by $708,000 primarily due to increases in debt outstanding which resulted from additional real estate investments made during the past twelve months. The increase was partially offset by an equity offering in February 1996, and lower interest rates on the notes outstanding during the three months ended September 30, 1996, compared to those outstanding during the same period in 1995. Depreciation and amortization expenses increased by $1,545,000, as a result of increased real estate investments during the past year. General and administrative expenses increased by $776,000.

Revenues for the nine months ended September 30, 1996 were $186,301,000 compared to $154,123,000 for the nine months ended September 30, 1995, an increase of $32,178,000 or 20.9%. Revenue growth resulted from increased rental income of $16,796,000 and increased interest income of $15,382,000, which resulted primarily from additional real estate investments during the past twelve months.

For the nine months ended September 30, 1996, total expenses increased by $2,495,000. Interest expense decreased by $2,419,000 primarily due to reductions in debt outstanding as a result of an equity offering in February 1996, and lower interest rates on the notes outstanding during the nine months ended September 30, 1996, compared to those outstanding during the same period in 1995. The decrease was partially offset by increases in debt outstanding resulting from additional real estate investments during the past twelve months. Depreciation and amortization expenses increased by $3,921,000, as a result of increased real estate investments during the past year. General and administrative expenses increased by $993,000.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company's gross real estate investments totaled approximately $2,249,000,000 consisting of 292 long-term care facilities, 24 rehabilitation hospitals, 63 retirement and assisted living facilities, 17 medical office buildings, nine alcohol and substance abuse treatment facilities and psychiatric hospitals, and one acute care hospital campus. As of September 30, 1996, the Company's outstanding commitments for additional financing totaled approximately $178,735,000 for the completion of nine medical office buildings, seven long-term care facilities and 20 assisted living facilities currently under construction and additions to existing facilities in the portfolio.

The Company had shareholders' equity of $1,371,839,000 and debt constituted 39% of the Company's total capitalization as of September 30, 1996.

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

On August 10, 1995, the Company commenced a Medium-Term Note program, offering on a continuing basis, notes due from nine months to 30 years from date of issue, as selected by the purchaser and agreed to by the Company at an aggregate initial public offering price not to exceed $200,000,000. As of September 30, 1996, $139,000,000 of these notes has been issued.

During the nine months ended September 30, 1996, the Company issued $20,000,000 in notes payable with a maturity date of January 16, 2006, bearing interest at 7.3%. The net proceeds from the issuance of this security were utilized to reduce the outstanding balance of the Company's unsecured credit facilities.

During February 1996, the Company completed the sale of 9,200,000 Shares at $34.00 per Share. The net proceeds to the Company from this offering were used to repay short-term borrowings and for investments in additional health care facilities.

On July 25, 1996, the Company invested approximately $13,509,000 in exchange for 7,936,000 shares of common stock, representing 19.99% of Nursing Home Properties Plc (NHP Plc), a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom.

NHP Plc is a publicly traded UK property investment company that specializes in the purchase and leasing of purpose-built nursing homes in the UK. As of September 30, 1996, NHP Plc has invested or committed to invest approximately $118,000,000 in 39 nursing homes, totaling 2,318 beds. The facilities are leased to eight UK nursing home operators on terms and conditions similar to those contained in the Company's leases.

On September 10, 1996, The Company completed the sale of $175,000,000 of 7.82% notes due September 10, 2026. The notes include a put feature which gives each noteholder the right to redeem the notes at par on September 10, 2003. The net proceeds from the issuance of these securities were utilized to repay the outstanding balance of the Company's unsecured credit facilities and for investments in additional health care facilities.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES, Continued
                   ------------------------------------------

As of October 15, 1996, the Company had unsecured revolving lines of credit expiring September 23, 1999 in the aggregate amount of $280,000,000 bearing interest at the lender's prime rate (8.25%) or LIBOR plus .875% (6.26% at October 15, 1996). The total amount of the revolving credit line was available at October 15, 1996. In addition, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to approximately $406,000,000 of securities including Shares, Preferred Shares of beneficial interest ("Preferred Shares"), debt, convertible debt and warrants to purchase Shares, Preferred Shares, debt and convertible debt.

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

                                    MEDITRUST
                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

Exhibit
No.                            Title                            Method of Filing
---                            -----                            ----------------

4         Amended and Restated 1992 Equity Incentive Plan
          (effective August 15, 1996)............................ Filed herewith

11        Statement Regarding Computation of Per Share Earnings . Filed herewith

27        Financial Data Schedule................................ Filed herewith

          (b)  Report on Form 8-K

          The Company filed a current report on Form 8-K dated September 6, 1996 which contained the form of Underwriting Agreement and Indenture Supplement relating to the Company's public offering of 7.82% Notes due September 10, 2026.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MEDITRUST

Date: October 22, 1996                           By: /s/ John G. Demeritt
                                                    ----------------------------
                                                    John G. Demeritt, Controller