Form 10-K
period 1996-12-31
MEDITRUST
filed 1997-03-12
CIK 774350

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or
[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from_______ to__________

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
Shares of Beneficial Interest without par value                  New York Stock Exchange
9% Convertible Debentures due 2002                               New York Stock Exchange
7% Convertible Debentures due 1998                               New York Stock Exchange
7 1/2% Convertible Debentures due 2001                           New York Stock Exchange
8.54% Convertible Debentures due 2000                            New York Stock Exchange
8.56% Convertible Debentures due 2002                            New York Stock Exchange
Medium-Term Notes due from 1999 to 2015                          New York Stock Exchange
7.82% Notes due September 10, 2026                               New York Stock Exchange

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
     Yes  x              No
         ---                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K__.

Aggregate market value of voting shares held by non-affiliates as of
January 31, 1997: $2,365,612,000 Number of Shares of Beneficial Interest outstanding of registrant as of January 31, 1997: 61,444,463 The following documents are incorporated by reference into the indicated Part of this
Form 10-K.
        Document                                                            Part
        --------                                                            ----

Definitive Proxy Statement for the May 7, 1997 Annual Meeting of
   Shareholders, to be filed pursuant to Regulation 14A                     III

                                     PART I

ITEM 1.

                                    BUSINESS
GENERAL

     Unless otherwise specified, information regarding Meditrust's business is given as of December 31, 1996.

     Meditrust (the "Company"), a real estate investment trust organized on August 6, 1985, invests primarily in the health care industry in locations throughout the United States and also invests in other entities which invest in similar facilities outside of the United States. The objective of the Company is to enable shareholders to participate in the investment in health care related facilities held primarily for the production of income to be distributed to shareholders. In meeting this objective, the Company invests in high quality facilities that are managed by experienced operators and achieves diversity in its property portfolio by sector of the health care industry, geographic location, operator and form of investment.

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

     As of December 31, 1996, the Company had investments in 408 facilities, consisting of 274 long-term care facilities, 84 retirement and assisted living facilities, 26 rehabilitation hospitals, 17 medical office buildings, six alcohol and substance abuse and psychiatric facilities, and one acute care hospital campus. Included in the 408 facilities are 42 properties under construction which are expected to be completed during the next 12 to 18 months. The Company's investments take the form of permanent mortgage loans, sale/leaseback transactions and development projects. Generally, the Company enters into development projects where, upon completion of the facility, the Company's development funding is to be replaced by either a permanent mortgage loan or a sale/leaseback transaction with the Company.

     The Company's net increase in gross real estate investments totaled $431,158,000 during 1996 as a result of the Company entering into sale/leaseback transactions and making permanent mortgage loans and providing development financing. Total gross investments were $2,286,160,000 at December 31, 1996.

     SALE/LEASEBACK TRANSACTIONS. The Company acquired 45 assisted living facilities in California, Florida, Idaho, Kansas, Massachusetts, Oklahoma, Pennsylvania, South Carolina, Texas, Washington and Wisconsin and 13 long-term care facilities in Florida, Indiana, New Hampshire, New Jersey and Ohio for $243,034,000. The Company also provided net funding of $82,755,000 for the construction of 21 assisted living facilities in Arkansas, Florida, Idaho, Kansas, Mississippi, Pennsylvania, South Carolina, Tennessee, Texas and Washington and one medical office building in Florida. In addition, the Company received proceeds of $4,701,000 from the sale of one rehabilitation facility in New York.

     PERMANENT MORTGAGE LOANS. During 1996, the Company provided permanent mortgage financing of $137,686,000 for 29 long-term care facilities located in California, Colorado, Idaho, Missouri, New Mexico, New York, Rhode Island and Washington; 11 assisted living facilities located in Michigan, Ohio and Wisconsin and one retirement living facility located in North Carolina.

     The Company also funded $9,903,000 of increases to existing permanent mortgage financing secured by eight long-term care facilities located in Connecticut, Indiana, Massachusetts, Nevada and Washington and one assisted living facility in Michigan.

     DEVELOPMENT FINANCING. During 1996, the Company provided new construction financing of $59,862,000 relating to five long-term care facilities in Florida, Idaho, Massachusetts, Nevada and New Jersey; four assisted living facilities in Indiana and Michigan; and five medical office buildings in Arizona, Florida and Texas. The Company also provided $57,633,000 for on-going construction of facilities already in development prior to 1996.

     OTHER TRANSACTIONS. During the year ended December 31, 1996, the Company received principal payments on real estate mortgages of $33,962,000 and received $128,285,000 in mortgage prepayments for 21 facilities located in Arizona, Connecticut, Michigan, New Jersey, North Carolina and Pennsylvania.

     CONVERSION OF DEVELOPMENT FINANCING TO SALE/LEASEBACK TRANSACTIONS. During 1996, the Company provided development financing and completed construction of three assisted living facilities in Florida for $7,676,000.

     CONVERSION OF DEVELOPMENT FINANCING TO PERMANENT MORTGAGE LOANS. During 1996, the Company provided on-going development financing of $27,136,000, which resulted in the completion of construction of three long-term care facilities in Idaho and Massachusetts and eight medical office buildings in Connecticut and Florida. Total aggregate funding of these projects was $96,099,000.

     OTHER INVESTMENTS. On July 25, 1996, the Company invested approximately $13,509,000 in exchange for 7,936,000 shares of common stock, representing a 19.99% interest in Nursing Home Properties Plc (NHP Plc), a property investment group which specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. The Company does not have the right to vote more than 9.99% of the shares of NHP Plc. As of December 31, 1996, NHP Plc had invested or committed to invest approximately $163,000,000 in 52 nursing homes, totaling 2,923 beds.

     As of December 31, 1996 the market value of this investment was $16,037,000 and is included in other assets in the Company's financial statements. The resulting difference between the current market value and cost, $2,528,000, is included in shareholders' equity in the Company's financial statements.

     CAPITAL RAISING TRANSACTIONS. On January 16, 1996, the Company issued an unsecured note in the aggregate principal amount of $20 million which matures in January 2006 and bears interest at the annual rate of 7.3%.

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

     During the twelve months ended December 31, 1996, $3,416,000 of principal amount of 9% convertible debentures were converted into 126,507 Shares and $12,550,000 of principal amount of 7% convertible debentures were converted into 409,787 Shares.

     The Company has a total of $280,000,000 in unsecured credit facilities consisting of unsecured revolving lines ("Lines") of credit. Both Lines bear interest at the lender's prime rate or LIBOR plus .875%. One of the Lines totaling $230,000,000 expires September 23, 1999 and the other, totaling $50,000,000, expires December 12, 1999. A total of approximately $259,000,000 was available under the Company's Lines at January 27, 1997.

     The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings and future dividends. During 1997, as the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of Shares or Preferred Shares, by the issuance of additional long-term debt or through a securitization transaction.

                          INVESTMENT AND OTHER POLICIES

GENERAL

     The Company invests in income-producing health care related facilities which may include long-term care facilities, rehabilitation hospitals, retirement and assisted living facilities, medical office buildings, alcohol and substance abuse treatment facilities, psychiatric hospitals, and other health care related facilities. The Company also invests in other entities which invest in similar facilities outside the United States. These investments are made primarily for the production of income. Because the Company invests in health care related facilities, the Company is not in a position to diversify its investment portfolio to include assets selected to reduce the risks associated with investment in improved real estate in a single industry. The Company intends to continue to diversify its portfolio by broadening its geographic base, providing financing to more operators, diversifying the type of health care facilities in its portfolio and diversifying the types of financing methods provided.

     In evaluating potential investments, the Company considers such factors as:
(1) the current and anticipated cash flow and its adequacy to meet operational needs and other obligations and to provide a competitive market return on equity to the Company's shareholders; (2) the geographic area, type of property and demographic profile; (3) the location, construction quality, condition and design of the property; (4) the potential for capital appreciation, if any; (5) the growth and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar health care facilities in the same or nearby communities; (7) an adequate mix of private and government-sponsored patients; (8) potential alternative uses of the facilities; and (9) prospects of liquidity through financing or refinancing.

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

     From time to time, the Company enters into senior debt transactions. The Company has no current plans to underwrite securities of other issuers. The Company has authority to offer Shares in exchange for investments which conform to its standards and to repurchase or otherwise acquire its Shares or other securities. The Company has no present plans to invest in the securities of others for the purpose of exercising control, although the Company owns interests in partnerships which own health care facilities and a property investment group in the United Kingdom which invests in health care facilities. The Company makes loans on such terms as the Trustees may approve.

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

SHORT-TERM INVESTMENTS

     The Company invests its cash in certain short-term investments during interim periods between the receipt of revenues and distributions to shareholders. Cash not invested in facilities may be invested in interest-bearing bank accounts, certificates of deposit, short-term money-market securities, short-term United States government securities, mortgage-backed securities guaranteed by the Government National Mortgage Association, mortgages insured by the Federal Housing Administration or guaranteed by the Veterans Administration, mortgage loans, mortgage loan participations, and certain other similar investments. The Company's ability to make certain of these investments may be limited by the Company's borrowing agreements and by tax considerations. The Company's return on these short-term investments may be more or less than its return on real estate investments.

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

EMPLOYEES

     As of December 31, 1996, the operations of the Company were maintained by 40 employees. The Company has not experienced any significant labor problems and believes that its employee relations are good.

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

                              GOVERNMENT REGULATION

     The Company recognizes a portion of revenue from percentage, supplemental and/or additional rent or interest. This revenue can be a contractual amount or be based on the health care facility operator's gross revenues, which, in most cases, is subject to changes in the reimbursement and licensure policies of federal, state and local governments. In addition, the acquisition of health care facilities is generally subject to state and local regulatory approval.

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

RETIREMENT AND ASSISTED LIVING

     Residential communities such as retirement and assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies, and other regulatory authorities specific to their location. Typically these regulations and licensing requirements relate to fire safety, sanitation, staff training, staffing levels and living accommodations and include requirements specific to certain health related services offered. Levels of service provided and corresponding regulation vary considerably from operator to operator as some of the residential communities are similar to long-term care facilities, while others fall into the relatively unregulated care of a retirement community.

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

                        HEALTH CARE REFORM AND REGULATION

     Many of the operators with which the Company does business rely on government reimbursement, primarily Medicare and Medicaid, for a significant portion of their operating revenues. During the 1994 session of the United States Congress, there was active consideration of various proposals for national health care reform, including the administration's proposal to cap national health care spending and the future growth of Medicare and Medicaid funding. Other proposals discussed in the 1995 and 1996 sessions of Congress included replacement of the current Medicaid program with block grants to the states and other limitations on Medicaid spending. No such legislation was passed during the 1994, 1995 or 1996 sessions of Congress. Some of these proposals, if enacted, could have had an impact on operators doing business with the Company. It is not possible to predict whether and when health care reform legislation will be passed by Congress and, if passed, what features such legislation will contain or the effect it may have on the nursing home, assisted living or rehabilitation care industries, the reimbursement levels available to health care providers or on the health care industry in general.

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

ITEM 2.
                                   PROPERTIES

     The table sets forth certain information as of December 31, 1996 regarding the Company's facilities:

                                                                PURCHASE PRICE     ANNUAL BASE RENT
                                    NUMBER OF    NUMBER OF        OR MORTGAGE             OR
LOCATION                            FACILITIES      BEDS(1)         AMOUNT(2)      INTEREST PAYMENT(3)
--------                            ----------      ----           ---------      -------------------
                                                                        (DOLLARS IN THOUSANDS)
LONG-TERM CARE FACILITIES
Alabama                                 1           230            $  7,759             $   940
Arizona                                 6         1,004              39,185(4)            4,497
California                              6           680              24,472(4)            2,488
Colorado                               13         1,201              49,484(4)            5,283
Connecticut                            16         2,100             117,776(5)           13,798
Florida                                12         1,647             121,647(6)           11,875
Georgia                                 1           155               2,512(4)              270
Idaho                                   2           100               7,742(7)              749
Illinois                               26         2,266              47,999(4)            4,800
Indiana                                13         1,709              57,533(8)            5,622
Kansas                                  3           383               8,633(4)              932
Kentucky                                1           228              12,116(4)            1,233
Maryland                                1           170              18,188               1,910
Massachusetts                          36         5,296             335,554(9)           36,281
Michigan                                3           392              15,430(10)           1,855
Missouri                               19         2,468              81,480(11)           8,923
Nebraska                                3           406              12,342(4)            1,344
Nevada                                  3           361              21,581(12)           2,220
New Hampshire                           6           537              33,135               2,324
New Mexico                              1           168               3,221(4)              309
New Jersey                              7         1,277              69,952(13)           7,245
New York                                5           512              51,342(14)           3,913
North Carolina                          1           120               2,074(4)              225
Ohio                                    7           843              35,217               3,170
Pennsylvania                            5           662              26,867(15)           3,200
Rhode Island                            2           328              12,923(4)            1,318
Tennessee                               9         1,221              48,405(4)            4,077
Texas                                  47         4,506             109,033(4)           11,338
Utah                                    2           220              10,063(4)            1,123
Washington                              8           822              46,854(4)            4,672
West Virginia                           7           615              29,646(16)           2,988

                                                                PURCHASE PRICE     ANNUAL BASE RENT
                                    NUMBER OF    NUMBER OF        OR MORTGAGE             OR
LOCATION                            FACILITIES    BEDS(1)          AMOUNT(2)      INTEREST PAYMENT(3)
--------                            ----------      ----           ---------      -------------------
                                                                        (DOLLARS IN THOUSANDS)
Long-Term Care, continued
-------------------------
Wyoming                                 2            313             14,318(4)             1,553
                                      ---         ------
Various                                                              13,700(25)            1,404
                                                                  ---------              -------
   TOTAL LONG-TERM CARE               274         32,940          1,488,183              153,879
                                      ---         ------          ---------              -------
ASSISTED LIVING
Arkansas                                5            255              3,340                  342
California                              1             88              4,152                  417
Florida                                17          1,555            106,994(17)           10,468
Idaho                                   3            246             12,844                1,276
Indiana                                 3            183              6,552(18)              672
Kansas                                  5            231             13,028                1,290
Massachusetts                           1             50              5,423                  526
Michigan                                6            296             19,818(19)            1,984
Mississippi                             1             80              2,633                  263
Ohio                                    1             59              4,718(4)               467
Oklahoma                                1             26              1,425                  140
Pennsylvania                            5            239             22,842                2,214
South Carolina                          2            231             13,049                1,273
Tennessee                               1             50              1,929                  192
Texas                                  15            795             39,256                4,067
Washington                              3            198             12,079                1,173
Wisconsin                              10            214              8,004(20)            2,362
                                       --          -----            -------               ------
   TOTAL ASSISTED LIVING               80          4,796            278,086               29,126
                                       --          -----            -------               ------
REHABILITATION HOSPITALS
Arizona                                 1             80              9,965                1,196
Arkansas                                2            112             17,450                1,442
California                              5            299             67,264(21)            7,385
Colorado                                1            117             10,750(4)             1,129
Kansas                                  1             67             11,649                  751
Kentucky                                1             55             10,000                1,050
Louisiana                               3            276             30,670                1,807
Massachusetts                           1             86             10,859                1,140
Michigan                                1             45              7,821                  821
New Hampshire                           1            128             13,571                1,344
New Jersey                              1             70             14,300                1,501
Tennessee                               1             60              8,621(4)             1,078
Texas                                   5            356             46,137                4,071
Washington                              1             52              5,861                  615
Wisconsin                               1            125             13,888                1,619
                                       --          -----            -------               ------
   TOTAL REHABILITATION                26          1,928            278,806               26,949
                                       --          -----            -------               ------
MEDICAL OFFICE BUILDINGS
Arizona                                 1                             5,223(22)              535
California                              2                            13,052(4)             1,240
Florida                                 9                            44,170(23)            4,232
Tennessee                               1                             8,028(4)               709
Texas                                   4                            24,554(24)            2,438
                                       --                           -------               ------

   TOTAL MEDICAL OFFICE
     BUILDINGS                         17                            95,027                9,154
                                       --                           -------               ------

                                                                PURCHASE PRICE     ANNUAL BASE RENT
                                    NUMBER OF    NUMBER OF        OR MORTGAGE             OR
LOCATION                            FACILITIES      BEDS           AMOUNT(2)      INTEREST PAYMENT(3)
--------                            ----------      ----           ---------      -------------------
                                                                        (DOLLARS IN THOUSANDS)
ACUTE CARE HOSPITAL
Arizona                                 1         492                 65,650               7,222
                                      ---         ---             ----------               -----
RETIREMENT LIVING FACILITIES
Colorado                                1         220                 15,592(4)            1,676
Florida                                 1         184                 11,500(4)            1,150
North Carolina                          1         190                  5,468(4)              483
Utah                                    1         287                  9,112(4)              993
                                      ---         ---             ----------               -----

   TOTAL RETIREMENT LIVING              4         881                 41,672               4,302
                                      ---         ---             ----------               -----
PSYCHIATRIC HOSPITALS AND
ALCOHOL AND SUBSTANCE ABUSE
California                              1          61                  5,750                 719
Florida, New York and Oklahoma          5         564                 32,986(4)            3,628
                                      ---         ---             ----------               -----
   TOTAL PSYCHIATRIC AND
   ALCOHOL AND SUBSTANCE
   ABUSE                                6         625                 38,736               4,347
                                      ---         ---             ----------               -----

   TOTAL ALL FACILITIES(26)           408                         $2,286,160
                                      ===                         ==========

Other Health Care Investments
-----------------------------
     During 1996, the Company invested approximately $13,509,000 in exchange for 7,936,000 Shares, representing 19.99% of Nursing Home Properties Plc (NHP Plc), a property investment group which specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. The Company does not have the right to vote more than 9.99% of the shares of NHP Plc. As of December 31, 1996, NHP Plc had invested or committed to invest approximately $163,000,000 in 52 nursing homes, totaling 2,923 beds. The facilities are leased to 11 nursing home operators in the United Kingdom with terms and conditions similar to those contained in the Company's leases.

(1) Based upon information provided by the operators of the facilities, the average occupancy of the Company's portfolio of operating facilities, including start-up facilities, for the nine months ended September 30, 1996, was as follows: long-term care facilities, 84%; rehabilitation hospitals, 70%; alcohol and substance abuse treatment facilities, 72%; assisted living, 86%; retirement living facilities, 92%; acute care hospitals 51%. Generally, average occupancy rates are determined by dividing the number of patient days in each period by the average number of licensed bed days during such period.

(2) Represents purchase price or mortgage amount at December 31, 1996 for operating facilities and the funded loan amounts for facilities under construction.

(3) The annual base rentals/interest payments under the leases or mortgages are generally projected to be approximately 9% - 13% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements. Base rent excludes additional and percentage rent and interest. Additional and percentage rent and interest for the year ended December 31, 1996 was an aggregate of $11,409,000 for all of the facilities. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation.

(4)  Permanent mortgage loans.

(5)  Includes permanent mortgage loans aggregating $38,567,000.

(6) Includes a permanent mortgage loan of $35,486,000 and a construction loan of $5,382,000.

(7) Includes a permanent mortgage loan of $5,497,000 and a construction loan of $2,245,000.

(8)  Includes permanent mortgage loans of $44,011,000.

(9) Includes permanent mortgage loans of $167,748,000 and construction loans of $19,689,000.

(10) Includes a permanent mortgage loan of $7,946,000.

(11) Includes permanent mortgage loans of $72,682,000.

(12) Includes permanent mortgage loans of $18,213,000 and a construction loan of $3,368,000.

(13) Includes a permanent mortgage loan of $3,203,000 and a construction loan of $12,861,000.

(14) Includes a permanent mortgage loan of $516,000.

(15) Includes a permanent mortgage loan of $8,852,000 and a construction loan of $6,483,000.

(16) Includes permanent mortgage loans of $12,446,000.

(17) Includes a construction loan of $19,428,000.

(18) Includes construction loans of $6,552,000.

(19) Includes a permanent mortgage loan of $4,682,000 and a construction loan of $1,531,000.

(20) Includes a permanent mortgage loan of $5,046,000.

(21) Includes a permanent mortgage loan of $28,275,000.

(22) Includes a construction loan of $5,223,000.

(23) Includes permanent mortgage loans of $35,710,000 and construction loans of $8,460,000.

(24) Includes permanent mortgage loans of $10,494,000 and construction loans of $14,060,000.

(25) Includes a line of credit of up to $15,000,000 of which $13,700,000 has been drawn. The amount outstanding is cross-collateralized by affiliated facilities of the operator.

(26) Investments by the Company in facilities operated by Sun Healthcare Group, Inc., Life Care Centers of America, Inc., Emeritus Corporation, Horizon/CMS Inc., Springwood/Chur Associates, and Health Asset Realty Trust, represented 17%, 22%, 7%, 6%, 5% and 5%, respectively, of the Company's total portfolio as of December 31, 1996.

     LONG-TERM CARE FACILITIES. The long-term care facilities offer restorative, rehabilitative and custodial nursing care for patients not requiring the more extensive and sophisticated treatment available at acute care hospitals. The facilities are designed to provide custodial care and to supplement hospital care and many have transfer agreements with one or more acute care hospitals.

     ASSISTED LIVING FACILITIES. The assisted living facilities provide a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs for daily living and instrumental activities. Support services are generally available 24 hours a day to meet scheduled and unscheduled needs.

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

     The Company's Leased Properties aggregated approximately $1,104,342,000 of gross real estate investments at December 31, 1996. The base rents range from approximately 9% to 13% per annum of the Company's equity investment in the Leased Properties. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and can be fixed or at market rates for later renewal periods. All Leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base revenues. The Company typically also charges a lease commitment fee at the initiation of the sale/leaseback transaction.

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

                            PERMANENT MORTGAGE LOANS

     The Company's permanent mortgage loan program is comprised of secured loans which are structured to provide the Company with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. Virtually all of the approximately $1,181,818,000 of permanent mortgage loans as of December 31, 1996 are first mortgage loans.

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

     The permanent mortgage loans for operating facilities made through December 31, 1996 generally contain 10-year terms with up to 30-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year.

     The Company generally requires a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage. For example, the Company requires one or more of the following items: (a) a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower; (b) a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property; (c) a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgaged property; (d) a pledge of all, or substantially all, of the equity interest held in the borrower; (e) letter of credit, cash collateral or a pledge of a certificate of deposit, for a negotiated dollar amount typically equal to three months to one year's principal and interest on the loan (which letter of credit, cash collateral or pledge of certificate of deposit typically remains in effect until the later to occur of (i) three years after the closing of the mortgage loan or (ii) the achievement by the facility of an agreed-upon cash flow debt coverage ratio for three consecutive fiscal quarters; (f) an agreement by the guarantor or any affiliate of the guarantor, borrower or operator of the facility to subordinate all payments due to it from the borrower to all payments due to the Company under the mortgage loan; and (g) a security interest in all of the borrower's personal property, including, in most instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans, leases or other agreements between the borrower or any affiliate of the borrower and the Company.

                        DEVELOPMENT INVESTMENTS AND LOANS

     The Company makes development investments or loans which by their terms are, or convert into, sale/leaseback transactions or permanent mortgage loans upon the completion of the facilities. Generally, the interest or yield rates on the outstanding balances of the Company's developments are up to 200 basis points over the prime rate of a specified financial institution. The Company also typically charges a commitment fee at the commencement of the project. The development period generally commences upon the funding of such investments or loans and terminates upon the earlier of the completion of development of the applicable facility or a specific date. This period is generally 12 to 24 months. During the development term, funds are advanced pursuant to draw requests in accordance with the terms and conditions of the applicable agreement which, if significant, require a site visit prior to the advancement of funds. Monthly payments based on an interest or yield rate only are made on the total amount of the investment or loan proceeds advanced during the development period.

     The Company began its development program in August 1987 and since that time has converted many of these developments into sale/leaseback transactions or permanent mortgage loans representing an investment of $362,463,000 as of December 31, 1996. In addition, at December 31, 1996 the Company had outstanding development financing of $209,014,000 and was committed to providing additional financing of approximately $135,346,000. As with the Company's sale/leaseback transactions or permanent mortgage financing programs, the developments generally include a variety of additional forms of security and collateral. See "Leases" and "Permanent Mortgage Loans" for description. During the development period, the Company generally requires additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by either one, or a combination of, the lessee's or borrower's parent entity, other affiliates, or one or more of the individual principals.

     As a further safeguard during the development period, the Company generally will retain a portion of the funding equal to 5% to 10% of the transaction amount until it has received satisfactory evidence that the project has been fully completed in accordance with the applicable plans and specifications and the period during which liens may be perfected with respect to any work performed, or labor or materials supplied, in connection with the construction of the project has expired. The Company also monitors the progress of the development of each project, the construction budget and the accuracy of draw requests by having its own inspector perform on-site inspections of the project prior to the release of any requested funds.


ITEM 3.
                                LEGAL PROCEEDINGS


     In December 1993, the Chapter 11 Trustee of Towers Financial Corporation commenced an action in the Suffolk County Superior Court for the Commonwealth of Massachusetts against one of the Company's former lessees and in January 1994 two subsidiaries of the Company were named as additional defendants. The plaintiff alleges that it holds a prior security interest in accounts receivable of seven health care facilities, one of which is owned by the Company. The plaintiff demands payment of all such receivables including those collected by the Company, as well as interest and attorney's fees in an amount up to $18,000,000. The Company is vigorously defending this action, denies any liability to the plaintiff and has asserted that the plaintiff does not have a valid prior security interest in any assets of the Company or its borrowers. The trial on this matter has commenced and on September 4, 1996, the judge in this matter issued a decision which was unfavorable to the Company in Phase I of the trial, which trial had previously been segregated by agreement of the parties into three distinct phases. The Company intends to continue to defend the matter with regard to the remaining two phases and is considering an appeal of the Phase I ruling. The Company is also a party to a number of other claims and lawsuits arising out of the normal course of business; the Company believes that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on the Company's business or on its consolidated financial position.

ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

ITEM 4A.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information relative to the Company's executive officers is given as of January 31, 1997:

     Name                           Age         Position with the Company
     ----                           ---         -------------------------

     Abraham D. Gosman              68          Chairman, Chief Executive
                                                  Officer and Trustee
     David F. Benson                47          President, Treasurer and Trustee
     Michael F. Bushee              39          Chief Operating Officer
     Michael S. Benjamin            39          Senior Vice President, Secretary
                                                  and Corporate Counsel
     Laurie Tidor                   39          Chief Financial Officer
     Stephen C. Mecke               34          Vice President of Development
     Debora A. Pfaff                33          Vice President of Operations
     Stephen H. Press               60          Vice President of Acquisitions
     John G. Demeritt               36          Controller

     Abraham D. Gosman has been Chairman of Meditrust since he founded this organization in 1985 and became Chief Executive Officer in February 1991. Mr. Gosman is also Founder, Chairman of the Board, CEO and President of PhyMatrix Corp., a physician practice management company which renders managerial/administrative services to a variety of specialized medical care and treatment providers and which completed its initial public offering in January 1996 (NASDAQ:PHMX). Additionally, Mr. Gosman is Founder and Chairman of the Board of CareMatrix Corporation (AMEX:CMD) which provides a full range of quality senior residential services in assisted living settings.

     David F. Benson has been the President and a Trustee of Meditrust since September 1991 and previously was Treasurer of the Company since its inception in August 1985. Prior to that he was associated with Coopers & Lybrand and specialized in providing services to a variety of health care clients. Mr. Benson is also a Trustee of Mid-Atlantic Realty Trust, (AMEX:MRR), a shopping center REIT, a Director of Harborside Healthcare Corporation, (NYSE:HRB), a long-term care company, and a Director of Nursing Home Properties, Plc (AIM:Nursing Home Properties Plc), a company specializing in the purchase and leasing of purpose-built nursing homes located in the United Kingdom.

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

     Laurie Tidor has been Chief Financial Officer since December 1996. Prior to that, she was associated with Coopers & Lybrand, L.L.P. in various capacities, including Partner, from 1982 to 1996. During her career at the firm, clients serviced included publicly traded real estate investment trusts, public utility companies and investment companies.

     Stephen C. Mecke has been Vice President of Development since October 1995 and has been the Company's Director of Development since June 1992. He was previously the manager of underwriting at Continental Realty Credit Inc., a commercial mortgage company, from October 1988 to June 1992.

     Debora A. Pfaff has been Vice President of Operations since October 1995 and has been the Company's Director of Operations since September 1992. She was previously a Senior Manager with KPMG Peat Marwick where she worked from 1985 to 1992.

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

                                     PART II
ITEM 5.
                    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


     (a) and (b) The Company's Shares are traded on the New York Stock Exchange under the symbol MT. The following table sets forth for the periods shown the high and low sales prices for the Shares (as reported on the New York Stock
Exchange Composite Tape):

              1996                                          1995
--------------------------------------      ------------------------------------

    Quarter        High         Low           Quarter        High         Low
    -------        ----         ---           -------        ----         ---
    First         $36.63       $33.25         First         $32.13       $29.50
    Second        $34.38       $31.75         Second        $34.13       $29.00
    Third         $35.38       $33.13         Third         $35.50       $32.63
    Fourth        $40.00       $34.50         Fourth        $35.50       $31.25

    There were approximately 5,541 holders of record of the Company's Shares as of January 31, 1997. Included in the number of Shareholders of record are Shares held in "nominee" or "street" name.

     (c) The Company has declared the following distributions during its two most recent fiscal years:

                                                                  Distributions
                       Period                                  Declared Per Share
                       ------                                  ------------------
Quarter Ended March 31, 1995..................................     $ .6675
Quarter Ended June 30, 1995 ..................................       .6725
Quarter Ended September 30, 1995..............................       .6775
Quarter Ended December 31, 1995...............................       .6825
                                                                   -------
                                                                   $2.70
                                                                   =====
Quarter Ended March 31, 1996..................................     $ .6875
Quarter Ended June 30, 1996...................................       .6925
Quarter Ended September 30, 1996..............................       .6975
Quarter Ended December 31, 1996...............................       .7025
                                                                   -------
                                                                   $2.78
                                                                   =====

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

ITEM 6.

                                                   SELECTED FINANCIAL INFORMATION

                                                                 Year Ended December 31,
                                           --------------------------------------------------------------
                                                 1996         1995         1994         1993         1992
                                                 ----         ----         ----         ----         ----
(In thousands, except per Share data)
OPERATING DATA:

Revenues ...............................     $254,024     $209,369     $172,993     $150,375     $132,394
                                             --------     --------     --------     --------     --------
Expenses:
   Interest expense ....................       64,216       64,163       67,479       62,193       58,159
   Depreciation and amortization .......       23,207       18,176       17,171       16,277       14,032
   General and administrative expenses .        8,625        7,058        7,883        8,269        8,845
                                             --------     --------     --------     --------     --------
     Total expenses ....................       96,048       89,397       92,533       86,739       81,036
                                             --------     --------     --------     --------     --------
Net income before extraordinary item ...      157,976      119,972       80,460       63,636       51,358
Loss on prepayment of debt .............                    33,454
                                             --------     --------     --------     --------     --------

Net income .............................     $157,976     $ 86,518     $ 80,460     $ 63,636     $ 51,358
                                             ========     ========     ========     ========     ========

Shares of beneficial interest
   (weighted average) ..................       59,458       47,563       35,314       31,310       26,360

PER SHARE DATA:
Net income before extraordinary item ...     $   2.66     $   2.52     $   2.28     $   2.03     $   1.95
Loss on prepayment of debt .............                       .70
                                             --------     --------     --------     --------     --------
Net income .............................     $   2.66     $   1.82     $   2.28     $   2.03     $   1.95
                                             ========     ========     ========     ========     ========

Distributions paid .....................     $   2.78     $   2.70     $   2.62     $   2.54     $   2.46
                                             ========     ========     ========     ========     ========


                                                                       December 31,
                                           --------------------------------------------------------------
                                                 1996         1995         1994         1993         1992
                                                 ----         ----         ----         ----         ----
(In thousands)
BALANCE SHEET DATA:
Real estate investments, net ...........   $2,188,078   $1,777,798   $1,484,229   $1,214,308   $1,021,630
Total assets ...........................    2,316,875    1,891,852    1,595,130    1,310,401    1,094,941
Indebtedness ...........................      858,760      762,291      765,752      658,245      606,585
Total liabilities ......................      931,934      830,097      824,983      724,606      663,458
Total shareholders' equity .............    1,384,941    1,061,755      770,147      585,795      431,483


ITEM 7.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Current Report on Form 8-K dated January 31, 1997.

ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" required by this item are incorporated herein by reference in the Current Report on Form 8-K dated January 31, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES




To the Shareholders and Trustees of Meditrust:



Our report on the consolidated financial statements of Meditrust has been incorporated by reference in this Form 10-K from Meditrust's Current Report on Form 8-K dated January 31, 1997. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed on page 37 in the index of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Boston, Massachusetts                    Coopers & Lybrand L.L.P.
January 16, 1997

                                    MEDITRUST
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                  Additions
                                 Balance at       Charged to         Additions                          Balance at
                                Beginning of      Costs and      Charged to Other                         End of
        Description                Period          Expenses          Accounts          Deductions         Period
        -----------                ------          --------          --------          ----------         ------
General valuation
  allowance included
  in Accrued Expenses
  and Other Liabilities
  for the year ended
  December 31:

1994                            $12,035,670       $3,783,176                         $11,272,009 (A)    $4,546,837

1995                              4,546,837                         $5,167,735                           9,714,572

1996                              9,714,572                                            1,715,000 (B)     7,999,572

(A) Includes $9,100,000 reclassified as a reduction to Other Assets and $2,172,009 relating to the valuation of a real estate investment.

(B)  Relates to receivables charged off.

                                                  Additions
                                 Balance at       Charged to         Additions                          Balance at
                                Beginning of      Costs and      Charged to Other                         End of
        Description                Period          Expenses          Accounts          Deductions         Period
        -----------                ------          --------          --------          ----------         ------
General valuation
  allowance included
  in Other Assets
  for the year ended
  December 31:

1994                                                               $ 9,100,000 (A)                      $9,100,000

1995                             $9,100,000                         13,325,221       $18,192,698 (B)     4,232,523

1996                              4,232,523                                            3,050,328 (C)     1,182,195

(A) Reclassified from valuation allowance included in Accrued Expenses and Other Liabilities.

(B) Includes approximately $89,000 relating to the valuation of other assets and $18,104,000 relating to receivables charged off.

(C)  Relates to receivables charged off.


                                                              MEDITRUST
                                                             SCHEDULE III
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1996

                                   Initial Cost
                                    to Company                    Gross Amount at Which Carried at Close of Period
                                    ----------        Cost        ------------------------------------------------
                                                  Capitalized
                                    Building &    Subsequent to             Building &                  Accum.       Const.   Date
Description(1)       Encumbrances  Improvements   Acquisitions    Land(2)  Improvements   Total(5)  Deprec.(4)(5)    Date  Acquired
--------------       ------------  ------------  -------------    -------  ------------   --------  -------------    ----  --------
LONG-TERM CARE
--------------
Alabaster, AL.......                $ 5,799,000  $1,810,000  $  150,000   $ 7,609,000   $ 7,759,000    $1,589,875     1971     8/87
Cheshire, CT........                  6,770,000                 455,000     6,770,000     7,225,000     1,896,996     1975    10/85
Danbury, CT.........                  5,295,000                 305,000     5,295,000     5,600,000     1,483,677     1976    10/85
Darien, CT..........                  4,202,477                  45,000     4,202,477     4,247,477       280,160     1975     6/94
Milford, CT.........                  5,538,590                             5,538,590     5,538,590       334,631     1971     6/94
Milford, CT.........                 10,000,000                            10,000,000    10,000,000       645,823     1992     6/94
Newington, CT.......                  8,970,000                 430,000     8,970,000     9,400,000     2,513,441     1978    10/85
Southbury, CT.......                  3,224,151               1,020,000     3,224,151     4,244,151       208,227     1975     6/94
Southfield, CT......                  7,750,000                 750,000     7,750,000     8,500,000       613,546     1993    11/93
Westport, CT........                  4,970,000                 400,000     4,970,000     5,370,000     1,392,618     1965    10/85
Wethersfield, CT....                 12,440,000   6,643,218                19,083,218    19,083,218     3,549,395     1965     8/86
Bradenton, FL.......   $3,420,000     9,900,000               4,100,000     9,900,000    14,000,000     2,227,500     1985    12/87
Naples, FL..........                  6,123,616                  26,775     6,123,616     6,150,391       153,096     1969     1/96
Palm Beach, FL......                 46,399,797                            46,399,797    46,399,797                   1996     4/96
Sarasota, FL........                  4,447,012               1,060,800     4,447,012     5,507,812       111,180     1982     1/96
Venice, FL..........                  8,592,203                 128,500     8,592,203     8,720,703       214,800     1985     1/96
Indianapolis, IN....                  2,455,612                 114,700     2,455,612     2,570,312        61,392     1973     1/96
New Haven, IN.......                  4,553,541                 128,100     4,553,541     4,681,641       113,844     1982     1/96
W. Lafayette, IN....    4,190,275     6,030,000     190,000      50,000     6,220,000     6,270,000     1,379,286     1964     1/88
Beverly, MA.........                  6,300,000                 645,000     6,300,000     6,945,000     1,765,315     1972    10/85
Concord, MA.........                  8,762,000               3,538,000     8,762,000    12,300,000       273,811     1995    11/95
New Bedford, MA.....                  7,492,000               1,008,000     7,492,000     8,500,000       234,120     1995    11/95
Newton, MA..........                 12,430,000                 630,000    12,430,000    13,060,000     3,483,007     1977    10/85
Lexington, MA.......                 11,210,000                 590,000    11,210,000    11,800,000     2,899,109     1965     8/86
E. Longmeadow, MA...                 12,400,000   3,595,928     400,000    15,995,928    16,395,928     3,047,268     1986     9/87
Holyoke, MA.........                 11,980,670     684,248     121,600    12,664,918    12,786,518     1,352,953     1973     9/92
Lowell, MA..........                  9,897,730     594,621     500,000    10,492,351    10,992,351     1,120,264     1975     9/92
Lynn, MA............                 13,293,267     870,248   1,206,734    14,163,515    15,370,249     1,330,923     1960     4/93
Northampton, MA.....                  2,709,612                 187,500     2,709,612     2,897,112       174,995     1974     6/94
Peabody, MA.........                  7,245,315                 805,035     7,245,315     8,050,350     1,936,425     1987    10/90
Randolph, MA........                  9,014,760               1,001,640     9,014,760    10,016,400     1,408,575     1987    10/90
Weymouth, MA........                 10,719,932                 850,000    10,719,932    11,569,932       692,323     1994     6/94
Wilmington, MA......                  6,689,925                 743,325     6,689,925     7,433,250     1,818,726     1987    10/90
Montgomery, MD......                 16,888,000               1,300,000    16,888,000    18,188,000       527,747     1994    11/95


                                                              MEDITRUST
                                                             SCHEDULE III
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1996

                                   Initial Cost
                                    to Company                  Gross Amount at Which Carried at Close of Period
                                    ----------        Cost      ------------------------------------------------
                                                  Capitalized
                                    Building &    Subsequent to            Building &                    Accum.       Const.   Date
Description(1)       Encumbrances  Improvements   Acquisitions  Land(2)  Improvements      Total(5)  Deprec.(4)(5)    Date  Acquired
--------------       ------------  ------------  -------------  -------  ------------      --------  -------------    ----  --------
LONG-TERM CARE,
 CONTINUED
Grand Blanc, MI.....                $ 6,500,000    $863,800   $  120,000  $ 7,363,800     $ 7,483,800    $1,531,028     1970   5/88
Riverside, MO.......                  8,559,900                  238,000    8,559,900       8,797,900     1,872,466     1965   3/88
Bedford, NH.........  $7,367,943     12,691,500                  808,500   12,691,500      13,500,000       322,211     1992   1/96
Keene, NH...........                  3,688,917                   87,000    3,688,917       3,775,917        92,200     1965   1/96
Petersborough, NH...                  4,779,992                  128,700    4,779,992       4,908,692       119,496     1976   1/96
Milford, NH.........                  3,195,288                   52,000    3,195,288       3,247,288        79,884     1900   1/96
Milford, NH.........                  4,222,545                   82,000    4,222,545       4,304,545       105,564     1972   1/96
Winchester, NH......                  3,363,325                   35,000    3,363,325       3,398,325        84,084     1987   1/96
Bridgewater, NJ.....                 12,208,944                1,193,400   12,208,944      13,402,344       305,220     1971   1/96
Bound Brook, NJ.....                  1,624,000                1,176,000    1,624,000       2,800,000       405,963     1963  12/86
Oradell, NJ.........                 14,986,000                1,714,000   14,986,000      16,700,000       468,315     1995  11/95
Camden, NJ..........                  8,334,780                  450,250    8,334,780       8,785,030     2,083,675     1984  12/86
Marlton, NJ.........                 14,060,000                  240,000   14,060,000      14,300,000       439,380     1995  11/95
New Milford, NJ.....                 11,110,000                1,090,000   11,110,000      12,200,000     2,499,767     1971  12/87
Niskayuna, NY.......                  9,708,000     834,537      292,000   10,542,537      10,834,537     1,000,833     1976   3/93
Rennsselaer, NY.....                  1,400,000                             1,400,000       1,400,000        75,842     1975  11/94
Troy, NY............                  9,967,564     491,673       56,100   10,459,237      10,515,337       889,295     1972   8/93
Bellbrook, OH.......                  2,787,134                  212,000    2,787,134       2,999,134       423,888     1981  12/90
Huber Heights, OH...                  3,593,360                  174,000    3,593,360       3,767,360       546,486     1984  12/90
Swanton, OH.........                  5,500,000                  350,000    5,500,000       5,850,000       240,625     1950   4/95
Troy, OH............                  5,756,197                  210,600    5,756,197       5,966,797       143,904     1970   1/96
Medina, OH..........   6,700,705     10,568,000                  232,000   10,568,000      10,800,000     2,289,767     1954   4/88
New London, OH......                  2,110,837                   22,600    2,110,837       2,133,437       321,033     1985  12/90
West Carrolton, OH..                  3,483,669                  216,400    3,483,669       3,700,069       529,816     1983  12/90
Erie, PA............                  4,753,000     375,000      335,000    5,128,000       5,463,000     1,140,648     1977  12/87
Greensburg, PA......                  5,544,012                  525,000    5,544,012       6,069,012       704,551     1991   6/90
(4) Facilities, WV..                 16,299,400                  900,600   16,299,400      17,200,000       443,317     1987  12/95
ASSISTED LIVING
Blytheville, AR.....                    554,743                               554,743         554,743                   1996   4/96
Maumelle, AR........                    766,539                               766,539         766,539                   1996  11/96
Mt. Home, AR........                    626,033                               626,033         626,033                   1996  11/96
Pocahontas, AR......                    469,012                               469,012         469,012                   1996  11/96
Sherwood, AR........                    923,619                               923,619         923,619                   1996  11/96

                                                              MEDITRUST
                                                             SCHEDULE III
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1996

                                   Initial Cost
                                    to Company                   Gross Amount at Which Carried at Close of Period
                                    ----------        Cost       ------------------------------------------------
                                                  Capitalized
                                    Building &    Subsequent to             Building &                   Accum.       Const.   Date
Description(1)       Encumbrances  Improvements   Acquisitions   Land(2)  Improvements     Total(5)  Deprec.(4)(5)    Date  Acquired
--------------       ------------  ------------   ------------   -------  ------------     --------  -------------    ----  --------
ASSISTED LIVING,
 CONTINUED
Grand Terrace, CA...                $ 3,702,263               $  450,000  $ 3,702,263     $ 4,152,263   $ 38,565      1989     8/96
Bradenton, FL.......                  4,046,153                  470,000    4,046,153       4,516,153     95,559      1978     3/96
Brandon, FL.........                  5,404,280                  290,000    5,404,280       5,694,280    112,590      1991     3/96
Ft. Myers, FL.......                  3,012,558                  620,000    3,012,558       3,632,558     62,760      1996     3/96
Ft. Myers, FL.......                  3,252,481                  513,000    3,252,481       3,765,481      6,776      1982    12/96
Jupiter, FL.........                    400,347                               400,347         400,347                 1996     6/96
Lakeland, FL........                  6,076,053                  600,000    6,076,053       6,676,053    126,580      1991     3/96
Lecanto, FL.........                  4,019,365                  150,000    4,019,365       4,169,365     66,992      1986     5/96
Melbourne, FL.......                  2,565,000                             2,565,000       2,565,000                          6/96
Orlando, FL.........                  6,201,839                3,125,000    6,201,839       9,326,839    129,210      1996     3/96
Pinellas, FL........                  8,785,192                  620,000    8,785,192       9,405,192     91,515      1986     8/96
Sarasota, FL........                  5,939,699                  540,000    5,939,699       6,479,699    123,740      1982     3/96
Sarasota, FL........                  7,841,931                             7,841,931       7,841,931                 1989
Stuart, FL..........                  2,517,500                             2,517,500       2,517,500                 1996     6/96
Sunrise, FL.........                 13,747,273                  470,000   13,747,273      14,217,273    229,120      1991     5/96
Tampa, FL...........                  3,366,481                  399,000    3,366,481       3,765,481      7,014      1996    12/96
Vera Beach, FL......                  2,593,500                             2,593,500       2,593,500                 1996     6/96
Chubbock, ID........                  4,472,363                   90,000    4,472,363       4,562,363     46,586      1996     8/96
Coeur d'Alene, ID...                  4,921,376                             4,921,376       4,921,376                 1996     6/96
Pocatello, ID.......                  3,200,000                  160,000    3,200,000       3,360,000     20,001      1996    10/96
Hutchinson, KS......                  6,943,183                             6,943,183       6,943,183                 1989     3/96
Wichita, KS.........                  6,762,000                  748,000    6,762,000       7,510,000    140,879      1993     3/96
Tewksbury, MA.......                  4,943,256                  480,000    4,943,256       5,423,256    102,990      1987     3/96
Ann Arbor, MI.......                  2,797,488                  280,800    2,797,488       3,078,288      5,828      1995    12/96
Farmington I, MI....                  3,205,250                  215,600    3,205,250       3,420,850      6,678      1994    12/96
Farmington II, MI...                  3,504,592                  246,400    3,504,592       3,750,992      7,301      1995    12/96
Utica, MI...........                  3,077,414                  277,200    3,077,414       3,354,614      6,411      1995    12/96
Ridgeland, MS.......                  2,632,661                             2,632,661       2,632,661                 1996     6/96
Altoona, PA.........                    642,634                               642,634         642,634                 1996    12/96
Lower Makesfield, PA                  4,494,920                  504,000    4,494,920       4,998,920      9,364      1996    12/96
Montgomery, PA......                  4,487,033                  480,000    4,487,033       4,967,033      9,348      1996    12/96
Northhampton, PA....                  9,624,115                1,212,000    9,624,115      10,836,115     20,050      1990    12/96
State College, PA...                  1,397,618                             1,397,618       1,397,618                 1996     8/96
Anderson Place, SC..                 10,499,705                  170,000   10,499,705      10,669,705     65,622      1987    10/96
Greenville, SC......                  2,378,802                             2,378,802       2,378,802                 1996     6/96


                                                              MEDITRUST
                                                            SCHEDULE III
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1996

                                   Initial Cost
                                    to Company                    Gross Amount at Which Carried at Close of Period
                                    ----------       Cost         ------------------------------------------------
                                                  Capitalized
                                    Building &    Subsequent to             Building &                  Accum.       Const.   Date
Description(1)       Encumbrances  Improvements   Acquisitions    Land(2)  Improvements    Total(5)  Deprec.(4)(5)    Date  Acquired
--------------       ------------  -------------  ------------    -------  ------------    --------  -------------    ----  --------
ASSISTED LIVING,
 CONTINUED
Clarksville, TN.....                $ 1,929,036                             $ 1,929,036   $ 1,929,036                  1996    7/96
Amarillo, TX........                  2,577,771                               2,577,771     2,577,771                  1996    7/96
Texas, ALC..........                 11,155,104                 $  625,000   11,155,104    11,780,104      185,920     1996    5/96
Beaumont, TX........                  4,866,433                               4,866,433     4,866,433                  1996    5/96
Lubbock, TX.........                  4,388,436                               4,388,436     4,388,436                  1996    4/96
Midland, TX.........                  4,531,340                               4,531,340     4,531,340                  1996    4/96
Nacodoches, TX......                  4,968,892                    230,000    4,968,892     5,198,892       41,408     1996    9/96
San Angelo, TX......                  2,894,651                               2,894,651     2,894,651                  1996    8/96
Wichita Falls, TX...                  3,018,241                               3,018,241     3,018,241                  1996    8/96
Billingham, WA......                  3,327,423                    350,000    3,327,423     3,677,423       20,796     1996   10/96
Federal Way, WA.....                  5,185,000                    590,000    5,185,000     5,775,000       97,218     1996    4/96
Ocean Shores, WA....                  2,627,050                               2,627,050     2,627,050                  1996    8/96
Brown Deer, WI......                    635,266                     72,000      635,266       707,266        1,324     1995   12/96
Analaska, WI........                  1,205,931                     84,000    1,205,931     1,289,931        2,512     1995   12/96
Sussex, WI..........                    874,824                     86,000      874,824       960,824        1,823     1995   12/96
REHABILITATION
--------------
Benton, AR..........                  7,865,000      392,410       135,000    8,257,410     8,392,410      767,595     1967    4/93
Jonesboro, AR.......  $4,116,215      8,861,835                    196,225    8,861,835     9,058,060    1,763,816     1989    2/89
Tucson, AZ..........                  9,965,000                               9,965,000     9,965,000    1,598,542     1990    8/90
Bakersfield, CA.....                 10,907,463                  1,522,537   10,907,463    12,430,000    1,795,194     1990    6/90
Fresno, CA..........   7,750,611     14,469,580                  2,088,920   14,469,580    16,558,500    2,110,169     1991    3/91
Kentfield, CA.......                  9,650,000                    350,000    9,650,000    10,000,000    2,110,932     1963    3/88
Topeka, KS..........   5,053,721     10,353,741                  1,295,499   10,353,741    11,649,240    2,033,646     1989    2/89
Bowling Green, KY...                 10,000,000                              10,000,000    10,000,000      645,825     1992    6/94
Ruston, LA..........   4,073,344     10,021,549                    321,551   10,021,549    10,343,100    2,038,984     1988   12/88
Baton Rouge, LA.....   5,411,752     10,366,008                  1,211,000   10,366,008    11,577,008    2,008,418     1988    4/89
New Bedford, MA.....                 10,000,000      859,303                 10,859,303    10,859,303      676,261     1920    6/94
Battle Creek, MI....                  7,265,913      408,529       146,970    7,674,442     7,821,412      715,222     1933    4/93
Effingham, NH.......                  8,121,200    3,971,031     1,478,800   12,092,231    13,571,031    1,073,644     1985    4/93
Cortland, NY........                 26,309,407    1,503,410       263,000   27,812,817    28,075,817    2,354,608     1971    8/93
Arlington, TX.......                 10,132,662                  1,161,338   10,132,662    11,294,000    1,667,690     1990    6/90
Ft. Worth, TX.......   5,771,733     10,814,520                  1,548,022   10,814,520    12,362,542    1,734,810     1990    8/90
Houston, TX.........   5,249,663     10,707,069                    525,000   10,707,069    11,232,069    2,074,485     1989    4/89
Lake Terrace, WA....                  4,389,224      441,796     1,029,980    4,831,020     5,861,000      315,678     1987    5/93
Waterford, WI.......                 11,515,023    2,093,205       280,000   13,608,228    13,888,228    1,246,272     1968    4/93


                                                              MEDITRUST
                                                             SCHEDULE III
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1996

                                   Initial Cost
                                    to Company                     Gross Amount at Which Carried at Close of Period
                                    ----------        Cost         ------------------------------------------------
                                                   Capitalized                                                                 Date
                                    Building &     Subsequent to               Building &                  Accum.      Const.   Ac-
Description(1)       Encumbrances  Improvements    Acquisitions    Land(2)    Improvements   Total(5)   Deprec.(4)(5)  Date   quired
--------------       ------------  ------------    -------------   -------    ------------   --------   -------------  ----  -------
ACUTE CARE HOSPITAL
-------------------
Phoenix, AZ.........               $   63,960,000               $ 1,690,000  $   63,960,000      65,650,000    $ 3,064,750 1954 2/95

ALCOHOL AND SUBSTANCE
 ABUSE TREATMENT
 CENTERS AND
 PSYCHIATRIC
 FACILITIES
 ----------
Hollywood, CA.......                    4,035,000                 1,715,000       4,035,000       5,750,000        874,225 1957 5/88
Monroe, LA..........                    7,770,000  $   450,000      530,000       8,220,000       8,750,000      1,768,650 1982 5/88
DeSoto, TX..........                    3,934,000    1,775,730      849,270       5,709,730       6,559,000      1,234,098 1988 1/88
College Station, TX.                    3,650,771       58,122      980,185       3,708,893       4,689.078        531,865 1987 5/93
                      -----------  --------------  -----------  -----------  --------------  --------------    ----------- ---------
TOTAL...............  $59,105,962  $1,007,337,208  $28,906,809  $68,098,156  $1,036,244,017  $1,104,342,173(3) $98,082,165
                      ===========  ==============  ===========  ===========  ==============  ==============    ===========


                                    MEDITRUST
                                  SCHEDULE III

               REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
                                DECEMBER 31, 1996

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

(5) Real estate and accumulated depreciation reconciliations for the three years ended December 31, 1996 are as follows:

                                                                                             Accumulated
                                                                          Real Estate        Depreciation
                                                                          -----------        ------------
                                                                                   (In thousands)
Balance at close of year--December 31, 1993...................             $  685,896           $ 73,294
    Additions during the period:
       Acquisitions...........................................                 18,327
       Value of real estate acquired..........................                 30,000
       Additions to existing properties.......................                 10,785
       Other..................................................                 11,570
       Provision for depreciation.............................                                    15,209
    Deductions:
       Lease terminations.....................................               (124,000)           (22,463)
       Sale of real estate....................................                 (4,000)
       Other..................................................                 (2,172)              (122)
                                                                           -----------          --------
Balance at close of year-- December 31, 1994..................                626,406             65,918
    Additions during the period:
        Acquisitions..........................................                 91,700
        Value of real estate acquired.........................                 69,988
        Additions to existing properties......................                  2,487
        Provision for depreciation............................                                    16,283
    Deductions:
       Lease terminations.....................................                (35,602)            (3,486)
       Sale of real estate....................................                 (8,600)            (1,512)
                                                                           ----------           --------
Balance at close of year--December 31, 1995...................                746,379             77,203
    Additions during the period:
        Acquisitions..........................................                325,789
        Value of real estate acquired.........................                 36,875
        Additions to existing properties......................
        Provision for depreciation............................                                    21,269
    Deductions:
        Sale of real estate...................................                 (4,701)              (390)
                                                                           ----------           --------
Balance at close of year -- December 31, 1996.................             $1,104,342           $ 98,082
                                                                           ==========           ========


                                                               MEDITRUST
                                                              SCHEDULE IV
                                                     MORTGAGE LOANS ON REAL ESTATE
                                                           DECEMBER 31, 1996


                                                                          Periodic                  Face               Carrying
                                     Interest    Final Maturity            Payment                Amount of            Amount of
         Description (A)               Rate           Date                  Terms                 Mortgages          Mortgages (B)
         ---------------               ----           ----                  -----                 ---------          -------------
Individual mortgages in excess of 3%
 of the total carrying amount:


26 long-term care facilities          10.50%    February 1, 2004     Monthly payments of          $48,800,000          $47,999,000
located in Illinois                                                  principal and interest
                                                                     of $446,000, balloon
                                                                     payment of $44,588,000
                                                                     due at maturity


6 long-term care facilities           10.50%    June 8, 2004         Interest only through         42,000,000           42,000,000
located in Massachusetts                                             July 1998, monthly
                                                                     principal and interest
                                                                     of $397,000 thereafter,
                                                                     balloon payment of
                                                                     $39,210,000 due at
                                                                     maturity


23 long-term care facilities          10.40%    November 1, 2004     Monthly payments of           46,000,000           45,481,000
located in Texas                                                     principal and interest
                                                                     of $417,000, balloon
                                                                     payment of $42,085,000
                                                                     due at maturity

                                                               MEDITRUST
                                                              SCHEDULE IV
                                                     MORTGAGE LOANS ON REAL ESTATE
                                                           DECEMBER 31, 1996


                                                                          Periodic                  Face               Carrying
                                     Interest    Final Maturity            Payment                Amount of            Amount of
         Description (A)               Rate           Date                  Terms                 Mortgages          Mortgages (B)
         ---------------               ----           ----                  -----                 ---------          -------------
18 long-term care facilities          10.85%    August 23, 2005      Monthly payments of           86,700,000           85,951,000
located in Colorado, Florida,                                        principal and interest of
Indiana, Kansas, Missouri,                                           $800,000, balloon
Nebraska, North Carolina,                                            payment of
Tennessee and Washington                                             $78,276,000 due at
                                                                     maturity

17 long-term care facilities          10.75%    May 21, 2003         Monthly payments of          103,618,000          102,044,000
located in Arizona, California,                                      principal and interest
Colorado, Florida, Georgia,                                          of $968,000, balloon
Indiana, Kansas, Tennessee and                                       payment of $95,501,000
Utah                                                                 due at maturity

10 long-term care facilities          10.95%    November 17, 2001    Monthly payments of           37,100,000           36,754,000
located in Missouri, Nebraska                                        principal and interest
and  Texas                                                           of $352,000, balloon
                                                                     payment of $35,461,000
                                                                     due at maturity

7 long-term care facilities,          10.70%    August 31, 2006      Interest only through         41,385,000           41,385,000
located in Missouri                                                  October 1997, monthly
                                                                     principal and interest
                                                                     of $385,000 thereafter,
                                                                     balloon payment of
                                                                     $38,625,000 due at
                                                                     maturity


                                                               MEDITRUST
                                                              SCHEDULE IV
                                                     MORTGAGE LOANS ON REAL ESTATE
                                                           DECEMBER 31, 1996


                                                                          Periodic                  Face               Carrying
                                     Interest    Final Maturity            Payment                Amount of            Amount of
         Description (A)               Rate           Date                  Terms                 Mortgages          Mortgages (B)
         ---------------               ----           ----                  -----                 ---------          -------------
Mortgages individually less than
  3% of total carrying amount:

Long-term care facilities, 51         From 8.83%   From December 1996 (C)                                              470,887,000
mortgages, face amounts ranging        to 12.30%    to November 2006
from $900,000 to $32,216,000,
located in Arizona, California,
Colorado, Connecticut, Florida,
Idaho, Indiana, Kentucky,
Massachusetts, Michigan, Missouri,
New Jersey, New Mexico, Nevada,
New York, Pennsylvania, Rhode
Island, Tennessee, Texas, Utah,
Washington, West Virginia and
Wyoming

Rehabilitation hospitals, 3           From 10.50%  From September 2000                                                  47,646,000
mortgages, face amounts ranging        to 12.50%    to July 2004
from $9,000,000 to $30,975,000,
located in California, Colorado
and Tennessee

Retirement living facilities,         From 8.83%   From December 1998                                                   41,673,000
4 mortgages, face amounts ranging      to 11.00%    to January 2006
from $5,500,000 to $15,820,000,
located in Colorado, Florida,
North Carolina and Utah

Alcohol and substance abuse               11.00%   September 29, 2005                                                   32,986,000
treatment facility, face amount
of $33,300,000, located
in New York


                                                               MEDITRUST
                                                              SCHEDULE IV
                                                     MORTGAGE LOANS ON REAL ESTATE
                                                           DECEMBER 31, 1996


                                                                          Periodic                 Face               Carrying
                                     Interest    Final Maturity            Payment               Amount of            Amount of
         Description (A)               Rate           Date                  Terms                Mortgages          Mortgages (B)
         ---------------               ----           ----                  -----                ---------          -------------
Medical office buildings,             From 8.72%   From February 2004                                                 67,284,000
10 mortgages, face amounts             to 9.55%     to January 2008
ranging from $2,400,000 to
$10,655,000, located in
California, Florida,
Tennessee and Texas

Assisted living facilities,           From 9.85%   From September 2005                                                14,445,000
3 mortgages, face amounts ranging      to 10.61%    to September 2006
from $4,725,000 to $5,046,000,
located in Michigan, Missouri,
Ohio and Wisconsin

Construction Loans:
-------------------

Long-term care facilities, 7 loans,   From 9.75%          (E)                                                         50,029,000
amounts ranging from $6,939,000        to 10.75%
to $25,570,000, located in Florida,
Idaho, Massachusetts, New
Jersey, Nevada and Pennsylvania

Medical office buildings, 6 loans,    10.25%              (E)                                                         27,743,000
amounts ranging from $3,550,000 to
$11,975,000, located in Arizona,
Florida and Texas

Assisted living facilities, 5 loans,  From 8.83%          (E)                                                         27,511,000
amounts ranging from $4,691,000 to     to 10.25%                                               ------------       --------------
$21,400,000, located in Florida,
Indiana and Michigan
                                                                                               $405,603,000       $1,181,818,000 (D)
                                                                                               ============       ==============


                                    MEDITRUST
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE



(A)  Virtually all mortgage loans on real estate are first mortgage loans.
(B) No mortgage loan is subject to delinquent principal or interest, except for one property located in New Jersey.
(C)  Mortgage loan term has been extended for a one-year period.
(D)  The aggregate cost for federal income tax purposes.
(E)  Final maturity date will be determined upon completion of construction.

     Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 1996 is as follows:
(In thousands)
       Balance at December 31, 1993 ..........................       $  601,706
            Additions during period:
               New mortgage loans ............................          241,339
               Construction loan advances ....................           49,688
               Non-cash additions ............................           71,594
            Deductions during period:
               Collection of principal .......................           (5,149)
               Conversion of construction loans to
                  sale/leaseback transactions ................          (10,239)
               Prepayment of mortgage loans ..................          (14,835)
               Other .........................................          (10,363)
                                                                     ----------
       Balance at December 31, 1994 ..........................          923,741
            Additions during period:
               New mortgage loans ............................          152,216
               Construction loan advances ....................          106,946
               Other .........................................            9,953
            Deductions during period:
               Collection of principal .......................           (6,615)
               Non-cash deductions ...........................          (34,386)
               Prepayment of mortgage loans ..................          (43,232)
                                                                     ----------
       Balance at December 31, 1995 ..........................        1,108,623
            Additions during period:
               New mortgage loans ............................          137,686
               Construction loan advances ....................          117,495
               Other .........................................            9,903
            Deductions during period:
               Collection of principal .......................          (33,962)
               Non-cash deductions ...........................          (29,642)
               Prepayment of mortgage loans ..................         (128,285)
                                                                     ----------
       Balance at December 31, 1996 ..........................       $1,181,818
                                                                     ==========

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

     Incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

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

                                     PART IV

ITEM 14.

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

        No financial statements have been filed as a part of this report other than those incorporated by reference in Item 8.

    2.  Financial Statement Schedules                                    Page(s)
                                                                         -------
Report of Independent Accountants on Financial Statement Schedules.....    23

       II.      Valuation and Qualifying Accounts......................    24
       III.     Real Estate and Accumulated Depreciation...............    25-30
       IV.      Mortgage Loans on Real Estate..........................    31-35

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

    3.  Exhibits

        Exhibits required as part of this report are listed in the index appearing on Pages 40 through 44.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

        1988 Stock Option Plan     -    Form 10-K for fiscal year ended
                                        December 31, 1988, Exhibit 10.13

        Amended and Restated 1992  -    Form 10-Q for fiscal quarter ended
        Equity  Incentive Plan          September 30, 1996, Exhibit 4

        Trustee Retirement Plan    -    Form 10-K for fiscal year ended
                                        December 31, 1995, Exhibit 4.3

        Employment Agreement with  -    Form 10-Q for fiscal quarter ended
        Abraham D. Gosman               March 31, 1993, Exhibit 10.1

(b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MEDITRUST

                             By:/s/ Laurie Tidor
                             ------------------------------------------------
                             Chief Financial Officer
                             (and Principal Financial and Accounting Officer)

Dated:  March 12, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                           Title                       Date
          ----                           -----                       ----

/s/ Abraham D. Gosman         Chairman, Chief Executive         March 12, 1997
------------------------      Officer and Trustee
Abraham D. Gosman


/s/ David F. Benson           President, Treasurer and          March 12, 1997
------------------------      Trustee
David F. Benson


/s/ Edward W. Brooke          Trustee                           March 12, 1997
------------------------
Edward W. Brooke

/s/ Philip L. Lowe            Trustee                           March 12, 1997
------------------------
Philip L. Lowe

/s/ Thomas J. Magovern        Trustee                           March 12, 1997
------------------------
Thomas J. Magovern

/s/ Gerald Tsai, Jr           Trustee                           March 12, 1997
------------------------
Gerald Tsai, Jr.

/s/ Frederick W. Zuckerman    Trustee                           March 12, 1997
------------------------
Frederick W. Zuckerman

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

                                    EXHIBITS

Exhibit
  No                         Title                                          Method of Filing
-------                      -----                                          ----------------
3.1         Restated Declaration of Trust,
            as amended............................     Incorporated by reference to Exhibit 3.1 to the
                                                       Current Report on Form 8-K filed October 19, 1994

3.2         By-Laws, as amended...................     Incorporated by reference to Exhibit 3.2 to Form
                                                       10-K for the fiscal year ended December 31, 1992

4.1         1988 Stock Option Plan, as amended ...     Incorporated by reference to Exhibit 10.13 to Form
                                                       10-K for the fiscal year ended December 31, 1988

4.2         Amended and Restated 1992 Equity
            Incentive Plan (effective August 15,
            1996).................................     Incorporated by reference to Exhibit 4 to Form 10-Q
                                                       for the quarter ended September 30, 1996

4.3         Trustee Retirement Plan...............     Incorporated by reference to Exhibit 4.3 to Form
                                                       10-K for the fiscal year ended December 31, 1995.

4.4         Form of Indenture dated February 4,
            1993 between The Company and Fleet
            National Bank, as trustee.............     Incorporated by reference to Exhibit 4.1 to the
                                                       Registration Statement on Form S-3 (File No. 33-55386)

4.5         Form of 7% Convertible Debenture
            due 1998..............................     Incorporated by reference to Exhibit 4.2 to the
                                                       Registration Statement on Form S-3 (File No. 33-55386)

4.6         Form of Fiscal Agency Agreement
            dated February 4, 1993 between the
            Company and Fleet National Bank
            as fiscal agent.......................     Incorporated by reference to Exhibit 4.5 to Form
                                                       10-K for the fiscal year ended December 31, 1993

4.7         Form of 7% Convertible Debenture
            due 1998..............................     Incorporated by reference to Exhibit 4.6 to Form
                                                       10-K for the fiscal year ended December 31, 1993

4.8         Form of Fiscal Agency Agreement
            dated November 15, 1993 between
            the Company and Fleet National
            Bank as fiscal agent..................     Incorporated by reference to Exhibit 4.7 to Form
                                                       10-K for the fiscal year ended December 31, 1993


Exhibit
  No                         Title                                          Method of Filing
-------                      -----                                          ----------------
4.9         Form of 6 7/8% Convertible
            Debenture due 1998...................      Incorporated by reference to Exhibit 4.8 to Form
                                                       10-K for the fiscal year ended December 31, 1993

4.10        Form of Indenture dated April 23,
            1992 between The Company and
            Fleet National Bank, as Trustee......      Incorporated by reference to Exhibit 4 to the
                                                       Registration Statement on Form S-3 (File No. 33-45979)

4.11        Form of 9% Convertible Debenture
            due 2002.............................      Incorporated by reference to Exhibit 4.1 to the
                                                       Registration Statement on Form S-3 (File No. 33-45979)

4.12        Form of Indenture dated March 9,
            1994 between the Company and
            Shawmut Bank, as Trustee..............     Incorporated by reference to Exhibit 4 to the Registration
                                                       Statement on Form S-3 (File No. 33-50835)

4.13        Form of 7 1/2% Convertible Debenture
            due 2001..............................     Incorporated by reference to Exhibit 4 to the Registration
                                                       Statement on Form S-3 (File No. 33-50835)

4.14        Form of Second Supplemental
            Indenture dated as of July 28, 1995
            between the Company and Fleet
            National Bank, as Trustee.............     Incorporated by reference to Exhibit 4.1 to the Company's
                                                       Current Report on Form 8-K dated July 27, 1995

4.15        Form of 8.54% Convertible Senior Note
            due July 1, 2000......................     Incorporated by reference to Exhibit 4.1 to the Company's
                                                       Current Report on Form 8-K dated July 27, 1995

4.16        Form of 8.56% Convertible Senior Note
            due July 1, 2002......................     Incorporated by reference to Exhibit 4.1 to the Company's
                                                       Current Report on Form 8-K dated July 27, 1995


Exhibit
  No                         Title                                          Method of Filing
-------                      -----                                          ----------------
 4.17        Form of Distribution Agreement dated
             August 10, 1995 between the Company,
             Goldman, Sachs & Co. and other
             underwriters relating to $200,000,000
             of Medium-term Notes..................    Incorporated by reference to Exhibit 4.1 to the
                                                       Company's Current Report on Form 8-K dated August 8, 1995

 4.18        Form of Third Supplemental Indenture
             dated as of August 10, 1995 between
             the Company and Fleet National Bank...    Incorporated by reference to Exhibit 4.2 to the Company's
                                                       Current Report on Form 8-K dated August 8, 1995

 4.19        Form of Fixed Rate Senior Medium-term
             Note..................................    Incorporated by reference to Exhibit 4.3 to the Company's
                                                       Current Report on Form 8-K dated August 8, 1995

 4.20        Form of Floating Rate Medium-term
             Note..................................    Incorporated by reference to Exhibit 4.4 to the Company's
                                                       Current Report on Form 8-K dated August 8, 1995
 4.21        Form of First Supplemental Indenture
             dated as of July 26, 1995 between the
             Company and Fleet National Bank.......    Incorporated by reference to Exhibit 4.1 to the Company's
                                                       Current Report on Form 8-K dated July 13, 1995

 4.22        Form of 7.375% Note due July 15,
             2000..................................    Incorporated by reference to Exhibit 4.1 to the Company's
                                                       Current Report on Form 8-K dated July 13, 1995

 4.23        Form of 7.60% Note due July 15, 2001..    Incorporated by reference to Exhibit 4.1 to the Company's
                                                       Current Report on Form 8-K dated July 13, 1995


Exhibit
  No                         Title                                          Method of Filing
-------                      -----                                          ----------------
 4.24        Form of Fourth Supplemental Indenture
             dated as of September 10, 1996 between
             the Company and Fleet National Bank...    Incorporated by reference to Exhibit 4.1 to the Company's
                                                       Current Report on Form 8-K dated September 6, 1996

 10.1        Note Agreement relating to first
             mortgage notes due December 1, 1997...    Incorporated by reference to Exhibit 10.4 to the
                                                       Registration Statement on Form S-11 (File No. 33-20557)

 10.2        Amended and Restated Lease Agreement
             between Mediplex of Queens, Inc. and
             QPH, Inc. dated December 30, 1986.....    Incorporated by reference to Exhibit 2.2 to the Form 8-K
                                                       dated January 13, 1987

 10.3        Form of Lease for Carmel, New York and
             Scotia, New York facilities...........    Incorporated by reference to Exhibit 10.5 to the
                                                       Registration Statement on Form S-11 (File No. 33-7483)

 10.10       Amended and Restated Revolving Credit
             Agreement dated as of July 21, 1995
             between the Company and Via Banque....    Incorporated by reference to Exhibit 10.2 to Form
                                                       10-Q for the fiscal quarter ended September 30, 1995.

 10.12       Amended and Restated Revolving Credit
             Agreement dated July 21, 1995 among the
             Company, various financial institutions
             and Fleet Bank, National Association
             and First Union National Bank of North
             Carolina, as Agents...................    Incorporated by reference to Exhibit 10.1 to Form
                                                       10-Q dated October 20, 1995

 10.13       Agreement dated as of March 8, 1996
             between the Company and Robert
             Cataldo...............................    Incorporated by reference to the Registration Statement on
                                                       Form S-8 (File No. 333-0891)




Exhibit
  No                         Title                     Method of Filing
-------                      -----                     ----------------

 11          Statement Regarding Computation of Per
             Share Earnings........................    Filed herewith

 21          Subsidiaries of the Registrant........    Filed herewith

 23          Consent of Coopers & Lybrand L.L.P....    Filed herewith

 27          Financial Data Schedule...............    Incorporated by reference
                                                       to Exhibit 27 to the
                                                       Company's Current Report
                                                       on Form 8-K dated
                                                       January 31, 1997.

