Form 10-Q
period 1997-03-31
MEDITRUST
filed 1997-05-01
CIK 774350

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For The Quarterly Period Ended MARCH 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Transition period from ____ to ____

                         Commission file number 1-09582

                                    MEDITRUST
                                    ---------
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       04-6532031
--------------------------------                      ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

        197 First Avenue
   NEEDHAM HEIGHTS, MASSACHUSETTS                           02194
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (617) 433-6000
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

As of March 31, 1997, there were outstanding 61,514,108 Shares of Beneficial Interest, without par value.

                                    MEDITRUST
                                    FORM 10-Q

                                      INDEX






Part I. Financial Information                                           Page (s)
                                                                        -------

     Item 1. Financial Statements

             Consolidated Balance Sheets at March 31, 1997 (unaudited)
               and December 31, 1996                                         3

             Consolidated Statements of Income for the three months
               ended March 31, 1997 and 1996 (unaudited)                     4

             Consolidated Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996 (unaudited)                     5

             Notes to the Consolidated Financial Statements (unaudited)    6-8

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9-11

Part II. Other Information

     Item 1. Legal Proceedings                                              12

     Item 6. Exhibits and Reports on Form 8-K                               12

     Signatures                                                             12

                                    MEDITRUST
                          PART I. FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                                       March 31,  December 31,
                                                         1997        1996
                                                     ----------   ----------
                                                     (Unaudited)   (Audited)

(In thousands)
                                     ASSETS

Real estate investments (Note 3):
   Land............................................. $   75,639   $   68,098
   Buildings and improvements, net of
      accumulated depreciation of $104,054
      and $98,082, respectively.....................    975,706      938,162
   Real estate mortgages..................... ......  1,241,741    1,181,818
                                                     ----------   ----------
      Total real estate investments.................  2,293,086    2,188,078
Other assets, net (Note 4)..........................     65,606       65,893
Fees, interest and other receivables................     22,013       20,178
Cash and cash equivalents...........................      5,666       42,726
                                                     ----------   ----------

      Total assets.................................. $2,386,371   $2,316,875
                                                     ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 5):
  Notes payable, net................................ $  494,972   $  494,790
  Convertible debentures, net.......................    278,591      280,813
  Bank notes payable, net...........................    110,291       24,114
  Bonds and mortgages payable, net..................     58,795       59,043
                                                     ----------   ----------
      Total indebtedness............................    942,649      858,760
Deferred income.....................................      9,918        9,716
Accrued expenses and other liabilities..............     47,394       63,458
                                                     ----------   ----------
      Total liabilities.............................    999,961      931,934
                                                     ----------   ----------
Commitments and contingencies (Notes 3, 8 and 9)
Shareholders' equity (Notes 4, 5, 6 and 9):
Shares of beneficial interest without par value:
     Unlimited Shares authorized; 61,514 and
      61,349 Shares issued and outstanding
      in 1997 and 1996, respectively ...............  1,524,344    1,520,454
   Distributions in excess of net income............   (137,934)    (135,513)
                                                     ----------   ----------
   Total shareholders' equity.......................  1,386,410    1,384,941
                                                     ----------   ----------

      Total liabilities and shareholders' equity     $2,386,371   $2,316,875
                                                     ==========   ==========


     The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.

                                    MEDITRUST

                        CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                   ----------
                                                         1997       1996
                                                         ----       ----
                                                     (In thousands, except
                                                       per Share amounts)

Revenues (Note 3):
   Rental income.............................         $32,293     $23,806
   Interest income...........................          35,672      35,521
                                                      -------     -------
     Total revenues..........................          67,965      59,327
                                                      -------     -------

Expenses:
   Interest..................................          18,115      16,105
   Depreciation and amortization.............           6,476       5,424
   General and administrative................           2,321       2,265
                                                      -------     -------
     Total expenses..........................          26,912      23,794
                                                      -------     -------

Net income...................................         $41,053     $35,533
                                                      =======     =======

Net income per Share, based on 61,442
   and 55,153 weighted average Shares
   outstanding in 1997 and 1996, respectively         $   .67     $   .64
                                                      =======     =======



















     The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.

                                    MEDITRUST

           CONSOLIDATED STATEMENTS OF CASH FLOWS for the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                 1997        1996
                                                                 ----        ----
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................    $41,053     $35,533
   Depreciation of real estate............................      5,972       4,937
   Goodwill amortization..................................        389         389
   Shares issued for compensation.........................        608         359
   Other depreciation, amortization and other items, net ..       359         492
                                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   AVAILABLE FOR DISTRIBUTION.............................     48,381      41,710
   Net change in other assets and liabilities.............    (16,425)     (9,883)
                                                              -------     -------
   Net cash provided by operating activities..............     31,956      31,827
                                                              -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from equity offering..........................                312,800
   Proceeds from bank notes payable.......................    111,000     110,399
   Repayment of bank notes payable........................    (25,000)   (197,000)
   Equity offering and debt issuance costs................        (39)    (16,435)
   Principal payments on bonds and mortgages payable ......      (254)       (227)
   Distributions to shareholders..........................    (43,474)    (35,257)
   Proceeds from stock options............................      1,923       3,987
                                                              -------     -------
     Net cash provided by financing activities ............    44,156     178,267
                                                              -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate and development funding .....   (51,057)   (129,607)
   Investment in real estate mortgages and
     development funding..................................    (64,049)    (39,369)
   Prepayment proceeds and principal payments
     on real estate mortgages.............................      4,190       6,511
   Working capital advances...............................     (3,295)     (9,884)
   Collection of receivables and repayment of
     working capital advances.............................      1,591      10,614
   Investment in equity securities........................       (552)
                                                              -------     -------
     Net cash used in investing activities.................  (113,172)   (161,735)
                                                              -------     -------
     Net increase (decrease) in cash and cash equivalents .   (37,060)     48,359
   Cash and cash equivalents at:
     Beginning of period...................................    42,726      44,248
                                                              -------     -------
     End of period.........................................   $ 5,666     $92,607
                                                              =======     =======
Supplemental disclosure of cash flow information (see Note 2).




     The accompanying notes, together with the Notes to the Consolidated Financial Statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996, are an integral part of these financial statements.

                                    MEDITRUST
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust ("the Company"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (and the Report on Form 8-K dated January 31, 1997 incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Company.

     Basis of Presentation
     ---------------------

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1997 and its results of operations and cash flows for each of the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

2.   Supplemental Cash Flow Information
     ----------------------------------

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1997       1996
                                                              -------     ------
                                                                (In thousands)

     Interest paid during the period ........................  $29,931   $23,954
     Non-cash investing and financing transactions:
        Reduction of real estate mortgages net
         of participation reduction .........................      (64)      (54)
        Change in market value of equity securities in excess
         of cost ............................................   (1,159)
        Value of Shares issued for conversion of debentures..    2,552     2,080


3.   Real Estate Investments
     -----------------------

     During the three months ended March 31, 1997, the Company acquired six assisted living facilities for $33,731,000. In addition, during the three month period ended March 31, 1997, the Company provided net funding of $846,000 for the construction of one assisted living facility and $16,480,000 for ongoing construction of facilities already in the portfolio prior to 1997.

                                    MEDITRUST
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)



     Also, during the three months ended March 31, 1997, the Company provided permanent mortgage financing of $17,750,000 for one long-term care facility located in Washington, six assisted living facilities in Wisconsin and one retirement living facility in Ohio. The Company also provided $2,380,000 in additional permanent mortgage financing secured by two long-term care facilities located in New Mexico and Washington.

     The Company commenced new development funding of $21,752,000 relating to three long-term care facilities in three states, three assisted living facilities in three states and two medical office buildings in two states. The Company also provided $22,167,000 for ongoing construction of facilities already in the portfolio prior to 1997.

     During the three months ended March 31, 1997, the Company received principal payments on real estate mortgages of $4,190,000.

     At March 31, 1997, the Company was committed to provide additional financing of approximately $176,412,000 relating to 29 assisted living facilities, ten medical office buildings and nine long-term care facilities currently under construction, and additions to existing facilities already in the portfolio.

4.   Investment in Equity Securities
     -------------------------------

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

     As of March 31, 1997 the market value of this investment was $14,877,000 and is included in other assets in the accompanying balance sheet. The resulting difference between the current market value and cost, $1,368,000, is included in shareholders' equity in the accompanying balance sheet.

5.   Indebtedness and Shareholders' Equity
     -------------------------------------

     During the three months ended March 31, 1997, $1,105,000 of principal amount of 9% convertible debentures were converted into 40,922 Shares; $1,427,000 of principal amount of 7% convertible debentures were converted into 46,594 Shares and $20,000 of principal amount of 7.5% convertible debentures were converted into 552 Shares.

     The Company has a total of $280,000,000 in unsecured lines of credit, bearing interest at the lenders' prime rate or LIBOR plus .875%, of which $168,000,000 was available at March 31, 1997.

                                    MEDITRUST
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.   Distributions Paid to Shareholders
     ----------------------------------

     On February 14, 1997, the Company paid a dividend of $.7075 per Share to shareholders of record on January 31, 1997. This dividend related to the period from October 1, 1996 through December 31, 1996.

7.   Accounting for Net Income Per Share
     -----------------------------------

     Financial Accounting Standards Board Statement No. 128 ("FAS No. 128") "Earning Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1997. FAS No. 128 specifies the computation, presentation and disclosure requirements for net income per share. As stated in the Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (and the Report on Form 8-K dated January 31, 1997 incorporated by reference therein), net income per Share is calculated using weighted average number of Shares outstanding during the year and the affect of common stock equivalents is immaterial. The Company does not believe that the presentation of basic net income per Share as required by FAS No. 128 will have a material impact on it's financial statements. FAS No. 128 also requires the presentation of diluted net income per share which the Company was not previously required to present under generally accepted accounting principles.

8.   Contingency
     -----------

     On April 23, 1997, the Company and certain of its subsidiaries were served with a complaint in an action in the Suffolk County, Massachusetts Superior Court entitled Temkin, et al. vs. Meditrust, et al., alleging that a former borrower of the Company had transferred funds to the Company without fair consideration at a time when the transferors were insolvent. The plaintiffs, who are unsecured creditors of the transferors, seek damages against the Company in the amount of approximately $6.5 million, plus costs, attorneys fees and multiple damages. The Company believes that there is no basis for these claims and will defend the matter vigorously.


9.   Subsequent Events
     -----------------

     On April 8, 1997, the Company declared a dividend of $.7125 per Share payable on May 15, 1997 to shareholders of record on April 30, 1997. This dividend relates to the period from January 1, 1997 through March 31, 1997.

     On April 13, 1997, the Company and its wholly-owned subsidiary, Meditrust Acquisition Corporation IV (together, "Meditrust") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (together, "Santa Anita"). When the transaction is consummated, Meditrust will be merged into Santa Anita, and shareholders of Meditrust will receive 1.2016 paired common shares of Santa Anita for each share of Meditrust they own in a tax-free exchange of shares. Based on the closing price of Meditrust on April 11, 1997 of $37.25 per share, the transaction will have an initial value to the shareholders of Santa Anita of approximately $383 million or $31.00 per paired common share. Upon completion of the merger, the surviving corporations will be called Meditrust Corporation and Meditrust Operating Company.

     Meditrust has agreed to buy approximately 1.2 million paired common shares of Santa Anita at $31.00 per paired common share. In addition, Santa Anita has agreed to sell to one or more independent parties designated by Meditrust approximately 1.0 million Santa Anita paired common shares at a price of $31.00 per paired common share. As of March 31, 1997, there were approximately 61.5 million shares of beneficial interest of Meditrust outstanding and there were approximately 11.5 million paired shares of common stock and approximately 867,000 paired shares of preferred stock of Santa Anita outstanding.

     The Merger Agreement also provides that, if requested by Santa Anita, Meditrust will make available to Santa Anita $100 million (less the purchase price of the 1.2 million paired common shares acquired by Meditrust) to be used by Santa Anita for a cash self tender or cash election to its shareholders at a price of $31.00 per paired common share.

     The transaction, which has been approved unanimously by the Board of Trustees of Meditrust and the Boards of Directors of Santa Anita, is subject to regulatory approvals and approvals of the shareholders of both Meditrust and Santa Anita. The merger is not subject to any financing conditions. The parties intend to file proxy materials for the proposed transaction as soon as possible. The transaction is expected to close in the fall of 1997.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS
                              ---------------------

     Revenues for the three months ended March 31, 1997 were $67,965,000 compared to $59,327,000 for the three months ended March 31, 1996, an increase of $8,638,000 or 14.6%. Revenue growth was attributed to increased rental income of $8,487,000 and increased interest income of $151,000. These increases were principally the result of additional real estate investments made during the past year.

     For the three months ended March 31, 1997, total expenses increased by $3,118,000 compared to the three months ended March 31, 1996. Interest expense increased by $2,010,000 due to increases in debt outstanding resulting from additional real estate investments made during the past year. Depreciation and amortization increased by $1,052,000, as a result of increased real estate investments. General and administrative expenses increased by $56,000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     As of March 31, 1997, the Company's gross real estate investments totaled approximately $2,397,140,000 consisting of 276 long-term care facilities, 26 rehabilitation hospitals, 102 retirement and assisted living facilities, 20 medical office buildings, six alcohol and substance abuse treatment facilities and psychiatric hospitals, and one acute care hospital campus. As of March 31, 1997, the Company's outstanding commitments for additional financing totaled approximately $176,412,000 for the completion of 48 facilities under construction and additions to existing facilities in the portfolio.

     The Company had shareholders' equity of $1,386,410,000 and debt constituted 40% of the Company's total capitalization as of March 31, 1997.

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

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued

     Liquidity and Capital Resources, Continued
     ------------------------------------------

     On April 13, 1997, Meditrust and its wholly-owned subsidiary, Meditrust Acquisition Corporation IV (together, "Meditrust") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (together, "Santa Anita"). When the transaction is consummated, Meditrust will be merged into Santa Anita, and shareholders of Meditrust will receive 1.2016 paired common shares of Santa Anita for each share of Meditrust they own in a tax-free exchange of shares. Based on the closing price of Meditrust on April 11, 1997 of $37.25 per share, the transaction will have an initial value to the shareholders of Santa Anita of approximately $383 million or $31.00 per paired common share. Upon completion of the merger, the surviving corporations will be called Meditrust Corporation and Meditrust Operating Company.

     Meditrust has agreed to buy approximately 1.2 million paired common shares of Santa Anita at $31.00 per paired common share. In addition, Santa Anita has agreed to sell to one or more independent parties designated by Meditrust approximately 1.0 million Santa Anita paired common shares at a price of $31.00 per paired common share. As of March 31, 1997, there were approximately 61.5 million shares of beneficial interest of Meditrust outstanding and there were approximately 11.5 million paired shares of common stock and approximately 867,000 paired shares of preferred stock of Santa Anita outstanding.

     The Merger Agreement also provides that, if requested by Santa Anita, Meditrust will make available to Santa Anita $100 million (less the purchase price of the 1.2 million paired common shares acquired by Meditrust) to be used by Santa Anita for a cash self tender or cash election to its shareholders at a price of $31.00 per paired common share.

     The transaction, which has been approved unanimously by the Board of Trustees of Meditrust and the Boards of Directors of Santa Anita, is subject to regulatory approvals and approvals of the shareholders of both Meditrust and Santa Anita. The merger is not subject to any financing conditions. The parties intend to file proxy materials for the proposed transaction as soon as possible. The transaction is expected to close in the fall of 1997.

     As of April 15, 1997, the Company had unsecured revolving lines of credit expiring September 23, 1999 in the aggregate amount of $280,000,000, bearing interest at the lender's prime rate (8.5%) or LIBOR plus .875% (6.5625% at April 15, 1997), of which $143,000,000 was available at that date. In addition, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to approximately $406,000,000 of securities including Shares, Preferred Shares of beneficial interest ("Preferred Shares"), debt, convertible debt and warrants to purchase Shares, Preferred Shares, debt and convertible debt.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


     Liquidity and Capital Resources, Continued
     ------------------------------------------

     The Company believes that its various sources of capital are adequate to finance its operations as well as pending property acquisitions, mortgage financings and future dividends. For 1997, however, in the event that the Company identifies appropriate investment opportunities, the Company may raise additional capital through the sale of Shares or Preferred Shares or by the issuance of additional long-term debt or through a securitization transaction.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

On April 23, 1997, the Company and certain of its subsidiaries were served with a complaint in an action in the Suffork County, Massachusetts Superior Court entitled Temkin, et al. v. Meditrust, et al., alleging that a former borrower of the Company had transferred funds to the Company without fair consideration at a time when the transferors were insolvent. The plaintiffs, who are unsecured creditors of the transferors, seek damages against the Company in the amount of approximately $6.5 million, plus costs, attorneys fees and multiple damages. The Company believes that there is no basis for these claims and will defend the matter vigorously.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits

Exhibit
No.                        Title                           Method of Filing
---                        -----                           ----------------

10.1     Revolving Credit Agreement by and among
         Meditrust the "Banks" and Fleet National
         Bank as agent dated September 23, 1996 .........   Filed herewith

10.2     Revolving Credit Agreement by and between
         Meditrust and Via Banque dated
         December 12, 1996...............................   Filed herewith

11       Statement Regarding Computation of Per
         Share Earnings..................................   Filed herewith

27       Financial Data Schedule.........................   Filed herewith

         (b)  Reports on Form 8-K

During the quarter ended March 31, 1997, the Company filed a current report on Form 8-K dated January 31, 1997, which included the consolidated financial statements of the Company for the year ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDITRUST

Date: May 1, 1997               By: /s/ LAURIE TIDOR
                                       ----------------------------------------
                                       Laurie Tidor, Chief Financial Officer