Form 10-Q
period 1997-06-30
MEDITRUST
filed 1997-08-14
CIK 774350

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For The Quarterly Period Ended JUNE 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Transition period from ____ to ____

                         Commission file number 0-14022

                                    MEDITRUST
                                   -----------
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

As of June 30, 1997 there were outstanding 61,588,182 Shares of Beneficial Interest, without par value.

                                    MEDITRUST
                                    FORM 10-Q

                                      INDEX




Part I.  Financial Information                                                                       Page(s)
                                                                                                     -------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 1997 (unaudited)
                     and December 31, 1996                                                                 3

                  Consolidated Statements of Income for the three months ended
                     June 30, 1997 and 1996 (unaudited)                                                    4

                  Consolidated Statements of Income for the six months ended
                     June 30, 1997 and 1996 (unaudited)                                                    5

                  Consolidated Statements of Cash Flows for the six months ended
                     June 30, 1997 and 1996 (unaudited)                                                    6

                  Notes to Consolidated Financial Statements (unaudited)                                7-10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                         11-13

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                                     14

         Item 6.  Exhibits and Reports on Form 8-K                                                        14

         Signatures                                                                                       15

                                    MEDITRUST
                          PART I. FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS



                                                                                              June 30,                  December 31,
                                                                                                1997                       1996
                                                                                             -----------                ------------
                                                                                             (Unaudited)                 (Audited)

(In thousands)
                                    ASSETS
Real estate investments (Note 3):
    Land .....................................................................                $   83,917                 $   68,098
    Buildings and improvements, net of
        accumulated depreciation of $110,429
        and $98,082, respectively ............................................                 1,058,131                    938,162
    Real estate mortgages ....................................................                 1,300,748                  1,181,818
                                                                                              ----------                 ----------
        Total real estate investments ........................................                 2,442,796                  2,188,078
Other assets, net (Note 4) ...................................................                    68,983                     65,893
Fees, interest and other receivables .........................................                    25,677                     20,178
Cash and cash equivalents ....................................................                    29,148                     42,726
                                                                                              ----------                 ----------

         Total assets ........................................................                $2,566,604                 $2,316,875
                                                                                              ==========                 ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Indebtedness (Note 5):
   Notes payable, net ........................................................                $  495,166                 $  494,790
   Convertible debentures, net ...............................................                   278,512                    280,813
   Bank notes payable, net ...................................................                   275,483                     24,114
   Bonds and mortgages payable, net ..........................................                    59,544                     59,043
                                                                                              ----------                 ----------
         Total indebtedness ..................................................                 1,108,705                    858,760
Deferred income ..............................................................                     9,130                      9,716
Accrued expenses and other liabilities .......................................                    61,004                     63,458
                                                                                              ----------                 ----------
         Total liabilities ...................................................                 1,178,839                    931,934
                                                                                              ----------                 ----------
Commitments and contingencies (Notes 3 and 8)
Shareholders' equity (Notes 4, 5, 6 and 9):
     Shares of beneficial interest without par value:
       Unlimited shares authorized; 61,588
        and 61,349 shares issued and
        outstanding in 1997 and 1996, respectively ...........................                 1,527,625                  1,520,454
     Distributions in excess of net income ...................................                  (139,860)                  (135,513)
                                                                                              ----------                 ----------
     Total shareholders' equity ..............................................                 1,387,765                  1,384,941
                                                                                              ----------                 ----------

         Total liabilities and shareholders' equity ..........................                $2,566,604                 $2,316,875
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

                                    MEDITRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                for the three months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                        1997                1996
                                                        ----                ----
                                                         (Dollars in thousands
                                                       except per Share amounts)
Revenues:
   Rental income ...................................   $33,798          $27,149
   Interest income .................................    37,216           35,024
                                                       -------          -------

        Total revenues .............................    71,014           62,173
                                                       -------          -------

Expenses:
   Interest ........................................    20,263           14,491
   Depreciation and amortization ...................     6,879            5,760
   General and administrative ......................     1,925            1,679
                                                       -------          -------
        Total expenses .............................    29,067           21,930
                                                       -------          -------

Net income .........................................   $41,947          $40,243
                                                       =======          =======

Net income per share, based on 61,575
   and 60,665 weighted average shares
   outstanding in 1997 and 1996, respectively.......      $.68             $.66
                                                          ====             ====



             The accompanying notes, together with the Notes to the
       Consolidated Financial Statements incorporated by reference in the
                     Company's Form 10-K for the year ended
     December 31, 1996, are an integral part of these financial statements.

                                    MEDITRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                 for the six months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                        1997              1996
                                                        ----              ----
                                                         (Dollars in thousands
                                                       except per Share amounts)

Revenues:
   Rental income .................................    $ 66,091          $ 50,955
   Interest income ...............................      72,888            70,545
                                                      --------          --------

        Total revenues ...........................     138,979           121,500
                                                      --------          --------


Expenses:
   Interest ......................................      38,378            30,596
   Depreciation and amortization .................      13,355            11,184
   General and administrative ....................       4,246             3,944
                                                      --------          --------

        Total expenses ...........................      55,979            45,724
                                                      --------          --------

Net income .......................................    $ 83,000          $ 75,776
                                                      ========          ========

Net income per share, based on 61,509
  and 57,909 weighted average shares
  outstanding in 1997 and 1996, respectively .....       $1.35             $1.31
                                                         =====             =====



             The accompanying notes, together with the Notes to the
       Consolidated Financial Statements incorporated by reference in the
                     Company's Form 10-K for the year ended
     December 31, 1996, are an integral part of these financial statements.

                                    MEDITRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                                    1997                    1996
                                                                                                    ----                    ----
                                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................................................              $  83,000               $  75,776
     Depreciation of real estate ...................................................                 12,346                  10,214
     Goodwill amortization .........................................................                    778                     778
     Shares issued for compensation ................................................                  1,000                     720
     Other depreciation, amortization and other items, net .........................                    368                     886
                                                                                                  ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     AVAILABLE FOR DISTRIBUTION ....................................................                 97,492                  88,374
     Net change in other assets and liabilities ....................................                (10,664)                 (4,368)
                                                                                                  ---------               ---------
        Net cash provided by operating activities ..................................                 86,828                  84,006
                                                                                                  ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from equity offering .................................................                     --                 312,800
     Proceeds from bank notes and mortgages payable ................................                373,000                 157,399
     Repayment of bank notes payable ...............................................               (121,000)               (200,000)
     Equity offering and debt issuance costs .......................................                    (39)                (16,553)
     Proceeds from stock options ...................................................                  3,463                   4,188
     Principal payments on bonds and mortgages payable .............................                   (510)                   (462)
     Distributions to shareholders .................................................                (87,346)                (77,272)
                                                                                                  ---------               ---------
         Net cash provided by financing activities .................................                167,568                 180,100
                                                                                                  ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of real estate and development funding ............................               (148,135)               (187,222)
     Investment in real estate mortgages and development
       funding .....................................................................               (125,839)               (114,244)
     Prepayment proceeds and principal payments on real
       estate mortgages ............................................................                  7,037                  35,566
     Working capital advances ......................................................                   (485)                (19,366)
     Collection of receivables and repayment of working
       capital advances ............................................................                                         20,228
     Investment in equity securities ...............................................                   (552)
                                                                                                  ---------               ---------
         Net cash used in investing activities .....................................               (267,974)               (265,038)
                                                                                                  ---------               ---------
         Net decrease in cash and cash equivalents .................................                (13,578)                   (932)
     Cash and cash equivalents at:
       Beginning of period .........................................................                 42,726                  44,248
                                                                                                  ---------               ---------
       End of period ...............................................................              $  29,148               $  43,316
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

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1997 and its results of operations for each of the three- and six-month periods ended June 30, 1997 and 1996 and cash flows for each of the six-month periods ended June 30, 1997 and 1996. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                Six Months Ended
                                                                    June 30,
                                                               -----------------
                                                                1997       1996
                                                               ------     ------
                                                                 (in thousands)

Interest paid during the period ..........................    $36,509    $29,616
Non-cash investing and financing transactions:
  Increase in real estate mortgages net of
    participation reduction ..............................        128        144
  Change in market value of equity securities in excess
    of cost ..............................................       (186)
  Value of Shares issued for conversion of debentures ....      2,927      4,285


3.   REAL ESTATE INVESTMENTS

     During the six months ended June 30, 1997, the Company acquired 28 assisted living facilities, one long-term care facility and one medical office building for $106,604,000. In addition, during the six month period ended June 30, 1997, the Company provided net funding of $3,572,000 for the construction of three assisted living facilities and $1,400,000 for additions to four long-term care facilities already in the portfolio. The Company also provided net funding of $36,559,000 for ongoing construction of facilities already in the portfolio prior to 1997.

                                    MEDITRUST
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)


3.   REAL ESTATE INVESTMENTS, CONTINUED

     Also, during the six months ended June 30, 1997, the Company provided permanent mortgage financing of $21,689,000 for two long-term care facilities, six assisted living facilities and one retirement living facility. The Company also provided $6,272,000 in additions to permanent mortgages already in the portfolio.

     The Company commenced new development funding of $48,093,000 relating to three long-term care facilities, seven assisted living facilities, and five medical office buildings. The Company also provided $49,785,000 for ongoing construction of facilities already in the portfolio prior to 1997.

     During the six months ended June 30, 1997, the Company received principal payments on real estate mortgages of $7,037,000.

     At June 30, 1997, the Company was committed to provide additional financing of approximately $202,089,000 relating to 30 assisted living facilities, 12 medical office buildings, and nine long-term care facilities currently under construction, and additions to existing facilities already in the portfolio.

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

     As of June 30, 1997 the market value of this investment was $15,851,000 and is included in other assets in the accompanying balance sheet. The resulting difference between the current market value and cost, $2,342,000, is included in shareholders' equity in the accompanying balance sheet.

5.   INDEBTEDNESS AND SHAREHOLDERS' EQUITY

     During the six months ended June 30, 1997, $1,150,000 of principal amount of 9% convertible debentures were converted into 42,587 Shares; $1,702,000 of principal amount of 7% convertible debentures were converted into 55,573 Shares and $75,000 of principal amount of 7.5% convertible debentures were converted into 2,072 Shares.

     The Company has a total of $280,000,000 in unsecured lines of credit, bearing interest at the lenders' prime rate or LIBOR plus .875%, and an unsecured short-term borrowing in the amount of $25,000,000 bearing interest at the prime rate of a specified institution or LIBOR plus 1%. A total of $28,000,000 was available at June 30, 1997. See Note 9 "Subsequent Events" for additional financing transactions.

                                    MEDITRUST
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.   DISTRIBUTIONS PAID TO SHAREHOLDERS

     On May 15, 1997, the Company paid a dividend of $.7125 per Share to shareholders of record on April 30, 1997. This dividend related to the period from January 1, 1997 through March 31, 1997.

7.   NEWLY ISSUED ACCOUNTING STANDARDS

     Financial Accounting Standards Board Statement No. 128 ("FAS No. 128") "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1997. FAS No. 128 specifies the computation, presentation and disclosure requirements for net income per share. As stated in the Summary of Significant Accounting Policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (and the Report on Form 8-K dated January 31, 1997 incorporated by reference therein), net income per Share is calculated using weighted average number of Shares outstanding during the year and the affect of common stock equivalents is immaterial. FAS No. 128 also requires the presentation of diluted net income per share which the Company was not previously required to present under generally accepted accounting principles.

     Financial Accounting Standards Board Statement No. 130 ("FAS No. 130") "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or the components thereof in its financial statements under generally accepted accounting principals.

     The Company does not believe that the implementation of FAS No. 128 or FAS No. 130 will have a material impact on its financial statements.

8.   CONTINGENCIES

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

                                    MEDITRUST
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

     Meditrust has agreed to buy approximately 1.2 million paired common shares of Santa Anita at $31.00 per paired common share. In addition, Santa Anita has agreed to sell to one or more independent parties designated by Meditrust approximately 1.0 million Santa Anita paired common shares at a price of $31.00 per paired common share. As of June 30, 1997, there were approximately 61.6 million shares of beneficial interest of Meditrust outstanding and as of March 31, 1997 there were approximately 11.5 million paired shares of common stock and approximately 867,000 paired shares of preferred stock of Santa Anita outstanding.

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

9.   SUBSEQUENT EVENTS

     On July 1, 1997 the Company entered into an agreement for $25,000,000 in unsecured short-term borrowings from a lender, expiring September 27, 1997, bearing interest at the lender's prime rate or LIBOR plus 1% (6.64% at July 28, 1997).

     On July 28, 1997 the Company entered into an agreement for $35,000,000 in unsecured short-term borrowing from a lender, expiring December 31, 1997, bearing interest at the lender's prime rate or LIBOR plus 1%.

     On August 7, 1997, the Company completed the sale of $160,000,000 of 7% notes due August 15, 2007. The Company also completed the sale of $100,000,000 in notes due August 15, 2002 bearing interest at LIBOR plus .45% (6.17% on August 7, 1997), such interest is subject to reset quarterly during the first year of the loan. Subsequent to the first year of the loan, the character and duration of the interest rate will be determined periodically by the Company and the underwriter. The Company also completed the sale of $150,000,000 of 7.114% notes due August 15, 2011. The notes were sold to a trust from which exercisable put option securities due August 15, 2004, each representing a fractional undivided beneficial interest in the trust, were issued. The trust has entered a call option pursuant to which the callholder has the right to purchase the notes from the trust on August 15, 2004 at par value. The trust also has a put option, which it is required to exercise if the callholder does not exercise the call option, pursuant to which the Company must repurchase the notes at par value on August 15, 2004.

     On July 8, 1997, the Company declared a dividend of $.7175 per Share payable on August 15, 1997 to shareholders of record on July 31, 1997. This dividend relates to the period from April 1, 1997 through June 30, 1997.

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

     Revenues for the three months ended June 30, 1997 were $71,014,000 compared to $62,173,000 for the three months ended June 30, 1996, an increase of $8,841,000 or 14.2%. Revenue growth was attributed to increased rental income of $6,649,000 and increased interest income of $2,192,000. These increases were principally the result of additional real estate investments made during the past year.

     For the three months ended June 30, 1997, total expenses increased by $7,137,000 compared to the three months ended June 30, 1996. Interest expense increased by $5,772,000 due to increases in debt outstanding resulting from additional real estate investments made during the past year. Depreciation and amortization increased by $1,119,000, as a result of increased real estate investments. General and administrative expenses increased by $246,000.

     Revenues for the six months ended June 30, 1997 were $138,979,000 compared to $121,500,000 for the six months ended June 30, 1996, an increase of $17,479,000 or 14.4%. Revenue growth resulted from increased rental income of $15,136,000 and increased interest income of $2,343,000, which resulted primarily from additional real estate investments during the past twelve months.

     For the six months ended June 30, 1997, total expenses increased by $10,255,000. Interest expense increased by $7,782,000 due to increases in debt outstanding resulting from additional real estate investments made during the past year. Depreciation and amortization expenses increased by $2,171,000, as a result of increased real estate investments. General and administrative expenses increased by $302,000.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company's gross real estate investments totaled approximately $2,553,225,000 consisting of 278 long-term care facilities, 26 rehabilitation hospitals, 129 retirement and assisted living facilities, 24 medical office buildings, six alcohol and substance abuse treatment facilities and psychiatric hospitals, and one acute care hospital campus. As of June 30, 1997, the Company's outstanding commitments for additional financing totaled approximately $202,089,000 for the completion of 51 facilities under construction and additions to existing facilities in the portfolio.

     The Company had shareholders' equity of $1,387,765,000 and debt constituted 44% of the Company's total capitalization as of June 30, 1997.

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

     Meditrust has agreed to buy approximately 1.2 million paired common shares of Santa Anita at $31.00 per paired common share. In addition, Santa Anita has agreed to sell to one or more independent parties designated by Meditrust approximately 1.0 million Santa Anita paired common shares at a price of $31.00 per paired common share. As of June 30, 1997, there were approximately 61.6 million shares of beneficial interest of Meditrust outstanding and as of March 31, 1997 there were approximately 11.5 million paired shares of common stock and approximately 867,000 paired shares of preferred stock of Santa Anita outstanding.

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

     As of July 28, 1997, the Company had unsecured revolving lines of credit expiring September 23, 1999 in the aggregate amount of $280,000,000, bearing interest at the lender's prime rate (8.5%) or LIBOR plus .875% (6.52% at July 28, 1997), and unsecured short-term borrowings expiring September 27, 1997 and December 31, 1997 in the total amount of $85,000,000, bearing interest at the lenders' prime rate or LIBOR plus 1% (6.64% at July 28, 1997). A total of $38,000,000 was available from all credit

                                    MEDITRUST
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, Continued


     LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

     facilities at July 28, 1997.

     On August 7, 1997, the Company completed the sale of $160,000,000 of 7% notes due August 15, 2007. The Company also completed the sale of $100,000,000 in notes due August 15, 2002 bearing interest at LIBOR plus .45% (6.17% on August 7, 1997), such interest is subject to reset quarterly during the first year of the loan. Subsequent to the first year of the loan, the character and duration of the interest rate will be determined periodically by the Company and the underwriter. The Company also completed the sale of $150,000,000 of 7.114% notes due August 15, 2011. The notes were sold to a trust from which exercisable put option securities due August 15, 2004, each representing a fractional undivided beneficial interest in the trust, were issued. The trust has entered a call option pursuant to which the callholder has the right to purchase the notes from the trust on August 15, 2004 at par value. The trust also has a put option, which it is required to exercise if the callholder does not exercise the call option, pursuant to which the Company must repurchase the notes at par value on August 15, 2004. A portion of the net proceeds from the sale of the notes described above will be used to repay the outstanding balance on the unsecured revolving line of credit and other unsecured short-term borrowings.

     As of August 12, 1997, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue up to approximately $146,000,000 of securities including Shares, Preferred shares of beneficial interest ("Preferred Shares"), debt, convertible debt and warrants to purchase Shares, Preferred Shares, debt and convertible debt.

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

                                    MEDITRUST
                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on May 7, 1997 (the "Annual Meeting"), the recorded vote to fix the number of trustees at seven and to vote for the election of all nominees as listed below was as follows:


                                            For                 Against
                                            ---                 -------

        Abraham D. Gosman                44,271,965             165,552
        David F. Benson                  44,280,545             156,972
        Edward W. Brooke                 44,247,512             190,005
        Philip L. Lowe                   44,242,835             194,682
        Thomas J. Magovern               44,282,039             155,478
        Gerald Tsai, Jr.                 44,265,377             172,140
        Frederick W. Zuckerman           44,291,842             145,675

     There were no abstentions.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits


EXHIBIT
NO.                                      TITLE                              METHOD OF FILING
                                         -----                              ----------------

11     Statement Regarding Computation of Per Share Earnings .... Filed herewith

27     Financial Data Schedule................................... Filed herewith


         (b)  Reports on Form 8-K

During the quarter ended June 30, 1997, the Company filed a current report on Form 8-K dated April 16, 1997, which included a description of the proposed merger with Santa Anita.

                                    MEDITRUST
                      PART II. OTHER INFORMATION, Continued

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MEDITRUST


Date: August 14, 1997              By: /s/ Laurie T. Gerber
                                       -----------------------------------------
                                       Laurie T. Gerber, Chief Financial Officer